Form 10QSB
period 2005-12-31
HURLEY EXPLORATION INC.
filed 2006-05-10
CIK 1331444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended December 31, 2005.

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ______to______.

Commission file number 333-126900

HURLEY EXPLORATION INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1600 Golf Road Suite 1200, Rolling Meadows, Illinois	60008
(Address of principal executive offices)	(Zip Code)

(847) 956-3330

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes	☒	No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of May 10, 2006: 25,501,500 shares of common stock.

HURLEY EXPLORATION INC.

FINANCIAL STATEMENTS

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition

Item 3.	Control and Procedures

PART II-- OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Changes in Securities

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders

Item 5.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the six months ended December 31, 2005 are not necessarily indicative of results that may be expected for the year ending June 30, 2006. The financial statements are presented on the accrual basis.

HURLEY EXPLORATION INC.

(an exploration stage company)

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2005

HURLEY EXPLORATION INC.

(an exploration stage company)

BALANCE SHEET	1

STATEMENT OF OPERATIONS	2

STATEMENT OF STOCKHOLDERS’ EQUITY	3

STATEMENT OF CASH FLOWS	4

FINANCIAL STATEMENT FOOTNOTES	5

HURLEY EXPLORATION INC.
(an exploration stage company)
BALANCE SHEET
As of December 31, 2005

ASSETS

CURRENT ASSETS	12/31/2005

Cash	$17,752

Total Current Assets	17,752

TOTAL ASSETS	$17,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$4,400

Total Current Liabilities	4,400

LONG-TERM LIABILITIES

None	-

TOTAL LIABILITIES	4,400

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 23,501,500	23,502
Additional paid in capital	70,828
Accumulated deficit during exploration stage	(80,978)

Total Stockholders' Equity	13,352

TOTAL LIABILITIES AND EQUITY	$17,752

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
From inception (November 12, 2004) through December 31, 2005

FROM
INCEPTION

REVENUE	$-

COST OF SERVICES	-

GROSS PROFIT OR (LOSS)	-

GENERAL AND ADMINISTRATIVE EXPENSES	27,978

GENERAL EXPLORATION	53,000

OPERATING LOSS	(80,978)

NET LOSS	(80,978)

ACCUMMULATED DEFICIT	$(80,978)

Basic earnings (loss) per share	$(0.00)

Weighted average number of common shares	21,158,458

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2005

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Stock issued upon incorporation	18,000,000	$ 18,000	$ -	$ -	$ 18,000
on November 12, 2004 for
compensation at $0.001 per share

Common stock issued for cash	5,400,000	5,400	48,600		54,000
during December 2004
at $0.01 per share

Common stock issued for cash	101,500	102	22,228		22,330
during June 2005
at $0.22 per share

Net income (loss)				(80,978)	(80,978)

Balance, December 31, 2005	23,501,500	$ 23,502	$ 70,828	$ (80,978)	$ 13,352

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
From inception (November 12, 2004) through December 31, 2005

FROM
CASH FLOWS FROM OPERATING ACTIVITIES	INCEPTION

Net income (loss)	$(80,978)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Compensation in the form of stock	18,000
Increase (Decrease) in accrued expenses	4,400

Total adjustments to net income	22,400

Net cash provided by (used in) operating activities	(58,578)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-

Net cash flows provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	76,330

Net cash provided by (used in) financing activities	76,330

CASH RECONCILIATION

Net increase (decrease) in cash	17,752
Cash - beginning balance	-

CASH BALANCE END OF PERIOD	$17,752

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

Hurley Exploration Inc. (the Company), an exploration stage company, was incorporated on November 12, 2004 in the State of Delaware. The Company is an exploration stage mineral company. On December 3, 2004 the Company became actively engaged in acquiring mineral properties and raising capital. The Company did not have any significant exploration operations or activities from inception; accordingly, the Company is deemed to be in the development stage. For purposes of recording the Company's mineral claims in Canada, the Company acquired claims near Pemberton, British Columbia, and placed them in trust with the Company's President as an individual.

The Company’s fiscal year end is June 30.

On December 3, 2004, the Company acquired mineral claims (the Don 1-2 claims) located near Pemberton, British Columbia, Canada. The property consists two mineral claims that are contiguous hard rock mineral claims covering 655.996 hectares. The Company has completed a summary geology report and is therefore considered to be in the exploration stage.

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception to December 31, 2005. The Company has not realized economic production from its mineral properties as of December 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue and Cost Recognition

The Company uses the accrual basis of accounting for financial statement reporting. Revenues and expenses are recognized in accordance with Generally Accepted Accounting Principles for the industry. Certain period expenses are recorded when obligations are incurred.

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, and disclosure of contingent liabilities at the date of the financial statements,

and the reported amount of revenues and expenses during the reporting period.

Actual results could differ from those results.

Accounts Receivable, deposits, Accounts Payable and accrued Expenses

Accounts receivable have historically been immaterial and therefore no allowance for doubtful accounts has been established. Normal operating refundable Company deposits are listed as Other Assets. Accounts payable and accrued expenses consist of trade payables created from the normal course of business.

Non-mining Property and Equipment

Property and equipment purchased by the Company are recorded at cost. Depreciation is computed by the straight-line method based upon the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred as are any items purchased which are below the Company’s capitalization threshold of $1,000.

For assets sold or otherwise disposed of, the cost and related accumulated depreciation are removed from accounts, and any related gain or loss is reflected in income for the period.

Income Taxes

The Company accounts for income taxes using the liability method which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company’s management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123), which is effective for periods beginning after December 15, 1995. SFAS 123 requires that companies either recognize compensation expense for grants of stock, stock options, and other equity instruments based on fair value or provide pro-forma disclosure of the effect on net income and earnings per share in the Notes to the Financial Statements. The Company has adopted SFAS 123 in accounting for stock-based compensation.

Cash and Cash Equivalents, and Credit Risk

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawal restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

The portion of deposits in a financial institution that insures its deposits with the FDIC up to $100,000 per depositor in excess of such insured amounts are not subject to insurance and represent a credit risk to the Company.

Foreign Currency Translation and Transactions

The Company’s functional currency is the US dollar. No material translations or transactions have occurred. Upon the occurrence of such material transactions or the need for translation adjustments, the Company will adopt Financial Accounting Standard No. 52 and other methods in conformity with Generally Accepted Accounting Principles.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board (FASB) issued

Statement of Financial Accounting Standards No. 128 (SFAS 128), “Earnings Per

Share”. SFAS 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share based upon the weighted average number of common shares for the period.

NOTE 3 - AFFILIATES AND RELATED PARTIES

Significant relationships with (1) companies affiliated through common ownership and/or management, and (2) other related parties are as follows:

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

The Company has ownership of the Don 1-2 claims which were placed in trust with the Company’s President.

The Company has stock-based compensation with directors of the Company as disclosed in Footnote No. 7.

NOTE 4 - MINERAL PROPERTIES

The Company’s net investment in mineral properties include the Don 1-2 claims as described in footnote number 1 have all costs related to the claim have be expended in accordance with Generally Accepted Accounting Principles for the industry . Currently the Company does not have proven reserves by a geological study and will begin to capitalize amortizable property once reserves have been proven.

NOTE 5 - INCOME TAXES

The Company has available net operating loss carryforwards of $80,978 for financial statement and federal income tax purposes. These loss carryforwards expire if not used by the year 2025. The Company’s management has decided a valuation allowance in the amount of approximately $15,000 is necessary to reduce any tax benefits of using the net operating losses to offset future tax liabilities. The future available benefits are more likely than not to expire before they can be used based on current uncertainties.

NOTE 6 – CLAIM AGREEMENT

On December 3, 2004, the Company entered into an agreement with Richard Simpson of Vancouver, BC to acquire 2 rock mineral claims covering 655.996 hectares. The agreement called for a 100% interest in the claims subject to a 2.5% Net Smelter Royalty (NSR) and a 7.5% Gross Rock Royalty (GRR) for a total of $70,000 of which $53,000 was due and payable upon the close of the agreement. The Company is required to pay the Vendor a final payment of $17,000 on or before May 31, 2006. 1.5% of the NSR can be acquired for $1.0 million within 12 months from commencement of commercial production. Advance royalties of $25,000 shall be paid annually commencing 36 months from the date of close of the agreement.

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized one hundred million (100,000,000) shares of common stock with a par value of $.001.

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

Upon in corporation the Company issued 18,000,000 common shares to a director of the Company as compensation in the amount of $18,000, or $0.001 per share.

During December 2004 the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $54,000 in the issuance of 5,400,000 shares of common stock for the purpose of acquisition and exploration of mining properties. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

During June 2005 the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $22,330 in the issuance of 101,500 shares of common stock for the purpose of acquisition and exploration of mining properties. The Company’s management considers this offering to be exempt under the Securities Act of 1933.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company is required to pay the Vendor a final payment of $17,000 on or before May 31, 2006. The Company's Don 1-2 claims will revert back to the seller within no less than a 10 day period if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the agreement.

Management is not aware of any contingent matters that could have a material adverse effect on the Company’s financial condition, results of operations, or liquidity.

NOTE 9 - LITIGATION, CLAIMS AND ASSESSMENTS

From time to time in the normal course of business the Company will be involved in litigation. The Company’s management has determined any asserted or unasserted claims to be immaterial to the financial statements.

Item 2. Management’s Discussion and Analysis or Plan of Operation

GENERAL

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.

As of December 31, 2005 we had $17,752 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $45,000 to pay for office expenses, exploration program and property option payment due on May 31, 2006. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has experienced losses from inception. The Company’s financial position and operating results raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Organization

We were organized as a Delaware Corporation on November 12, 2004 for the purpose of locating and developing copper exploration properties in British Columbia.

Overview

We searched for many months for available copper mineral exploration properties in the south west corner of British Columbia.

We entered into an option agreement with Richard Simpson to acquire a 100% interest in the two DON claims. Our mineral claims are situated approximately 21 miles from the Pemberton town site on a bearing of 330 degrees in the Province of British Columbia. The property can be acquired from Simpson by paying him option payments totally $70,000. After we have earned our 100% interest in the DON claims, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000. However, if we are unable to delineate commercial quantities of copper on the DON claims we may have to cease operations on the DON claims. We would seek out other properties with mineral potential to carry out exploration programs to replace the DON claims.

Our ability to execute our growth strategy depends in part on our ability to identify and acquire desirable acquisition candidates consisting of suitable exploration properties. Initially we will seek exploration properties held by individuals or small private corporations. We need to diversify our property holdings to improve the likelihood that we secure a property that can be developed into a mine. There can be no assurance that we will finalize and close any transactions or be able to identify suitable acquisition candidates or, to negotiate their acquisition at prices or on terms and conditions favorable to us.

Property Option Payments

We are required to pay Mr. Simpson two Option Payments to keep our Agreement in good standing. We paid $53,000 on December 20, 2004 and are required to pay a further $17,000 by May 31, 2006.

Exploration stage expenses from inception through December 31, 2005 were $53,000 for general exploration costs related to the mineral rights of the exploration property and $27,978 of general and administrative costs for a total expense of $80,978 as captioned in the financial statement’s statement of operations. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

Our plan of operations for the next twelve months is to continue exploration activities on the property. We are planning to spend $9,737 on further exploration on the property. If we are successful in raising sufficient capital we hope to carry out most or all of the work described under further exploration in the DON claims sections of this prospectus in the next twelve months. We are current in all of our obligations.

The following is a 12 month budget:

Exploration and site work (samples)	9,737
Property Payment	17,000
Legal and accounting	12,642
General and administrative	5,621
Total	$45,000

At present, we do not have sufficient cash on hand to complete the filing of this prospectus and meeting our exploration, general and administration expenses and we must raise more capital by the summer of 2006 to carry out further exploration programs to maintain our interest in the DON claims. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof. We intend to pursue financing activities in the early spring of 2006 following the completion of the analysis of the initial samples as the exploration activities would not commence until mid-Summer.

We plan to raise a minimum of $45,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during spring of 2006. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

Item 3. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2006. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action by, or to the best of its knowledge, against the Company has been threatened.

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending December 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)	Exhibits

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)	Reports of Form 8-K

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HURLEY EXPLORATION, INC.
Registrant

Date: May 10, 2006	By: /s/ Chet Kurzawski
Chet Kurzawski
President, Chief Executive Officer,
Chairman of Board of Directors