Form 10QSB
period 2006-03-31
HURLEY EXPLORATION INC.
filed 2006-05-10
CIK 1331444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the quarterly period ended March 31, 2006.

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

SIGNATURE

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the nine months ended March 31, 2006 are not necessarily indicative of results that may be expected for the year ending June 30, 2006. The financial statements are presented on the accrual basis.

HURLEY EXPLORATION INC.

(an exploration stage company)

FINANCIAL STATEMENTS

AS OF MARCH 31, 2006

HURLEY EXPLORATION INC.

(an exploration stage company)

BALANCE SHEET	1

STATEMENT OF OPERATIONS	2

STATEMENT OF STOCKHOLDERS’ EQUITY	3

STATEMENT OF CASH FLOWS	4

FINANCIAL STATEMENT FOOTNOTES	5

HURLEY EXPLORATION INC.
(an exploration stage company)
BALANCE SHEET
As of March 31, 2006

ASSETS

CURRENT ASSETS	3/31/2006

Cash	$17,730

Total Current Assets	17,730

TOTAL ASSETS	$17,730

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$4,750

Total Current Liabilities	4,750

LONG-TERM LIABILITIES

None	-

TOTAL LIABILITIES	4,750

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 23,501,500	23,502
Additional paid in capital	70,828
Accumulated deficit during exploration stage	(81,350)

Total Stockholders’ Equity	12,980

TOTAL LIABILITIES AND EQUITY	$17,730

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
From inception (November 12, 2004) through March 31, 2006

FROM
INCEPTION

REVENUE	$-

COST OF SERVICES	-

GROSS PROFIT OR (LOSS)	-

GENERAL AND ADMINISTRATIVE EXPENSES	28,350

GENERAL EXPLORATION	53,000

OPERATING LOSS	(81,350)

NET LOSS	(81,350)

ACCUMMULATED DEFICIT	$(81,350)

Basic earnings (loss) per share	$(0.00)

Weighted average number of common shares	21,158,458

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
As of March 31, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Stock issued upon incorporation	18,000,000	$ 18,000	$ -	$ -	$ 18,000
on November 12, 2004 for
compensation at $0.001 per share

Common stock issued for cash	5,400,000	5,400	48,600		54,000
during December 2004
at $0.01 per share

Common stock issued for cash	101,500	102	22,228		22,330
during June 2005
at $0.22 per share

Net income (loss)				(81,350)	(81,350)

Balance, March 31, 2006	23,501,500	$ 23,502	$ 70,828	$ (81,350)	$ 12,980

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
From inception (November 12, 2004) through March 31, 2006

FROM
CASH FLOWS FROM OPERATING ACTIVITIES	INCEPTION

Net income (loss)	$(81,350)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Compensation in the form of stock	18,000
Increase (Decrease) in accrued expenses	4,750

Total adjustments to net income	22,750

Net cash provided by (used in) operating activities	(58,600)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-

Net cash flows provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	76,330

Net cash provided by (used in) financing activities	76,330

CASH RECONCILIATION

Net increase (decrease) in cash	17,730
Cash - beginning balance	-

CASH BALANCE END OF PERIOD	$17,730

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

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

The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of from inception to March 31, 2006. The Company has not realized economic production from its mineral properties as of March 31, 2006. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

MARCH 31, 2006

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

MARCH 31, 2006

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

MARCH 31, 2006

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

NOTE 5 - INCOME TAXES

The Company has available net operating loss carryforwards of $81,350 for financial statement and federal income tax purposes. These loss carryforwards expire if not used by the year 2025. The Company’s management has decided a valuation allowance in the amount of approximately $15,000 is necessary to reduce any tax benefits of using the net operating losses to offset future tax liabilities. The future available benefits are more likely than not to expire before they can be used based on current uncertainties.

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

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2006

Upon in corporation the Company issued 18,000,000 common shares to a directors of the Company as compensation in the amount of $18,000, or $0.001 per share.

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

As of March 31, 2006 we had $17,730 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $45,000 to pay for office expenses, exploration program and property option payment due on May 31, 2006. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

Exploration stage expenses from inception through March 31, 2006 were $53,000 for general exploration costs related to the mineral rights of the exploration property and $28,350 of general and administrative costs for a total expense of $81,350 as captioned in the financial statement’s statement of operations. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

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

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending March 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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