Form 10KSB
period 2006-06-30
HURLEY EXPLORATION INC.
filed 2006-08-10
CIK 1331444

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File number 000-50494

HURLEY EXPLORATION, INC.

(Name of small business issuer in its charter)

Delaware	87-0700927
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1600 Golf Road Suite 1200, Rolling Meadows, Illinois	60008
(Address of principal executive offices)	(Zip Code)

(847) 956-3330
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during he preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Revenues for year ended June 30, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 10, 2006 was: $1,650,450

Number of shares of the registrant’s common stock outstanding as of August 10, 2006 was: 23,501,500

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS
ITEM 2.	DESCRIPTION OF PROPERTY
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 3

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
ITEM 7.	FINANCIAL STATEMENTS
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES

PART III
ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT
ITEM 10.	EXECUTIVE COMPENSATION
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

SIGNATURES

i

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Business Development

We are a resource exploration stage company that was formed on November 12, 2004. We are not a blank check company as defined in Rule 419 of Regulation C, and we have not been formed for the purpose of arranging an acquisition.

On December 3, 2004, we entered into a Property Acquisition Agreement (“Property Acquisition Agreement”). Pursuant to the Property Acquisition Agreement, we acquired an option to purchase a 100% interest in two mineral claims less a 21/2% Net Smelter Royalty and a 71/2% Gross Rock Royalty. We refer to the mineral claims as the DON mineral claims. Pursuant to the agreement, all of the rights, title and interest in the DON Mineral Claims were transferred to Chet Kurzawski, our president, with a Trust Agreement dated May 24, 2005 for Mr. Kurzawski holds a Free Miner License with the B.C. Mineral Titles Branch. We are required to pay the vendor $70,000 for the DON claims. We have expended $53,000 in relation to our acquisition of the DON mineral claims.

The Property Acquisition Agreement obligates us to incur sufficient exploration expenditures to keep the claims in good standing. We intend to explore the DON claims property with the intent of putting the property into commercial production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. It is possible that results may be positive from the exploration program, but not sufficiently positive to warrant proceeding at a particular point in time. To date, we have not commenced our exploration program on this property.

Our plan of operations is to conduct mineral exploration activities on the DON mineral claims in order to assess whether these claims possess commercially exploitable mineral deposits. Our exploration program is designed to explore for commercially viable deposits of copper minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on our mineral claims. We are an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on our mineral claims.

The mineral exploration program, consisting of geological mapping and sampling, is oriented toward defining drill targets on mineralized zones within the DON mineral claims.

Our Company

We are a Delaware corporation formed on November 12, 2004 to search for available properties in the Southwest corner of British Columbia. We entered into an agreement which was negotiated at arms length with Richard Simpson to acquire a 100% interest in the two DON claims. The DON claims are situated approximately 95 miles north northeast of the City of Vancouver British Columbia near the communities of Whistler and Pemberton. The property can be acquired from Simpson by paying a total of $70,000 in two option payments. The property is subject to annual advance Royalty payments of $25,000 commencing December 3, 2007. After we have earned our 100% interest in the DON claims, the property will be subject to a 2 1/2% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000 within 12 months of the commencement of commercial production. The property is also subject to a 71/2% Gross Rock Royalty which will due upon the property reaching commercial production.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We own a 100% interest in two mineral claims that we refer to as the DON mineral claims. Further exploration of these mineral claims is required before a final determination as to their viability can be made. Although there is evidence of exploratory work on the claims conducted by prior owners, reliable records of this work are limited. Our plan of operations is to carry out exploration work on these claims in order to ascertain whether they possess commercially exploitable quantities of copper. We will not be able to determine whether or not our mineral claims contain a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability. Mr. Kurzawski, our president, has not visited our mineral claims.

Once we receive the results of our first exploration program, our board of directors in consultation with our consulting geologist will assess whether to proceed with further exploration. Our initial program will cost approximately $9,737 and the report of our consulting geologist should be available in December 2006. In the event that a follow-up exploration program is undertaken, the costs are expected to be approximately $28,000 and the geologist’s report should be available by summer of 2007. The existence of commercially exploitable mineral deposits in the DON mineral claims is unknown at the present time and we will not be able to ascertain such information until we receive and evaluate the results of our exploration program. If we are unable to delineate commercial quantities of copper on the DON claims we may have to cease operations on the DON claims. We would seek out other properties with mineral potential to carry out exploration programs to replace the DON claims.

Acquisition of the DON mineral claims

We entered into an agreement with Richard Simpson to acquire a 100% interest in the two DON claims. The DON claims are situated approximately 95 miles north-northeast of the City of Vancouver British Columbia near the communities of Whistler and Pemberton. The property can be acquired from Simpson by paying a total of $70,000 in two option payments. A total of $70,000 has been paid on the execution of the agreement. The property is subject to annual advance Royalty payments of $25,000 commencing December 3, 2007.

Property Option Payments

We are required to pay Simpson two option payments to keep our Agreement in good standing. We must pay Simpson a total of $70,000 to secure our 100% interest in the DON claims. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Due Date
Initial	$53,000	Paid Dec-20-04
Final	$17,000	Paid May-31-06
Total	$70,000

Since we have earned our 100% interest in the DON claims, the property will be subject to a 2 1/2% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000 within 12 months of the commencement of commercial production. The property is also subject to a 71/2% Gross Rock Royalty which will due upon the property reaching commercial production.

Although we have purchased the DON claims, we have not registered the DON mineral claims in our name. In order to minimize cost and any inconvenience, we have not registered the DON mineral claims in our name with the B.C. Mineral Titles Branch but have registered the claims in the name of our President, Chet Kurzawski, who holds the DON claims in trust. We intend to register these claims in our name following the completion of our second exploration program. John Nicholson our geologist is responsible for filing geological assessment reports with the B.C. Mineral Titles Branch in respect of our exploration expenditures.

We selected these properties based upon the advice of Mr. Nicholson. In his report dated April 15, 2005, our consultant recommended that we launch an initial exploration program on our claims which will cost us approximately $9,737. As our consulting geologist, Mr. Nicholson, has performed the research on public exploration documents as set forth in the first phase of the initial exploration program. Due to a late spring, Mr. Nicholson has not been able to conduct the prospecting, mapping, and sampling or rock and soil sample assays which are required to complete the first phase of the exploration program. We expect that this work will be completed in the fall of 2006.

John Nicholson is an independent geological consultant offering professional geological, exploration, and consulting services. He has been in business for 20 years. As such, he has been engaged to provide these services for various clients located in North America, and South America. John Nicholson is a graduate of the University of British Columbia with Bachelor of Science degree in geology (Honors). He is a member of the Association of Professional Engineers and Geoscientists of British Columbia. He is capable of developing mineral projects, initiating exploration programs from the “grass roots” level and carrying these projects through all phases of exploration to the mining feasibility stage. John Nicholson is also a free miner in British Columbia. He is qualified to write and submit reports to the British Columbia Ministry of Energy and Mines for assessment work purposes.

Upon the completion of the initial exploration phase, we intend to request that our consulting geologist review the results of the exploration program and report back to us with his recommendations, if any, with regard to further exploration programs. To date, we completed the research of public exploration documents in the preparation of the geological report.

The eventual goal is to explore the DON claims property with the intent of putting the property into commercial production should both a feasibility report recommending commercial production be obtained and a decision to commence commercial production be made. The feasibility report refers to a detailed written report of the results of a comprehensive study on the economic feasibility of placing the property or a portion of the property into commercial production. It is possible that results may be positive from the exploration program, but not sufficiently positive to warrant proceeding at a particular point in time. World prices for minerals may dictate a delay in proceeding. Due to the fluctuation in the prices for minerals, it is also possible that mineral exploration ventures may not be profitable resulting in our inability to attract funding from investors to finance further exploration.

Description and Location of the DON mineral claims

The DON mineral claims consist of two mineral claims within the Lillooet Mining Division of British Columbia.

Name	Record Number	Units	Anniversary Date
DON 1	510119	245.958	April 3, 2007

DON 2	510123	410.038	April 3, 2007

The DON group total area is 655.996 hectares. For assessment purposes in British Columbia, assessment work of $4.00 per hectare per year is applicable for years 1 through 3, increasing thereafter to $8.00 per hectare. In addition, filing fees of $0.40 per hectare are due in years 1-3 rising to $0.80 thereafter. It is our intention to continue exploration work and expend the necessary amounts to maintain our claims in good standing.

Annual Assessment Work and Filing Fees

The DON claims will require that the annual minimum amount of exploration work that must be expended and filed along with an engineering report describing the work. The report and the description of the work must be accepted by the BC Government. The following table computes the actual minimal amount of acceptable work expenditures to be incurred. Any work carried out in a year that exceeds the minimal annual requirement, that excess dollar amount can be carried forward to future years.

Annual Assessment Work and Filing Fees

Date	Assessment per ha	Filing fee per ha	Total CDN$	Acc Total
3-Apr-07	$4.00	$0.40	$2,886	$2,886
3-Apr-08	$4.00	$0.40	$2,886	$5,773
3-Apr-09	$4.00	$0.40	$2,886	$8,659
3-Apr-10	$8.00	$0.80	$5,773	$14,432

It is our intention to apply all funds expended on our DON mineral claims as assessment work on both claims. In the event that all $9,737 of our first stage exploration program funds are expended prior to April 3, 2007 that amount of expenditure will hold the claims in good standing for approximately three years.

The Province of British Columbia owns the land covered by the mineral claims. Currently, we are not aware of any native land claims that might affect our title to the mineral claims or to British Columbia’s title of the property. Although we are unaware of any situation that would threaten our claims, it is possible that a native land claim could be made in the future. The federal and provincial government policy at this time is to consult with all potentially affected native bands and other stakeholders in the area of any potential commercial production. If we should encounter a situation where a native person or group claims an interest in our claims, we may choose to provide compensation to the affected party in order to continue with our exploration work, or if such an option is not available, we may have to relinquish our interest in these claims.

Prior to the expiration dates listed above, we plan to file for an extension of our mineral claims. In order to extend the expiration dates of a mineral claim, the government requires either (1) completion of exploration work on the mineral claims valued at an amount stipulated by the government and the payment of a filing fee; or (2) payment to the Province of British Columbia in lieu of completing exploration work to maintain the mineral claims. A maximum of ten years of work credit may be filed on a claim. If the required exploration work expenditure is not completed and filed with the Province in any year or if a payment is not made to the Province of British Columbia in lieu of the required work within this year, the mineral claims will lapse and title with revert to the Province of British Columbia.

Geological Exploration Program in General

Mining Business in British Columbia

The mining industry in the 1990s was plagued by an anti-mining government, First Nations land claims and low commodity prices. In a 2002 report prepared by the Fraser Institute, a Canadian think tank, British Columbia was ranked a lowly 44th out of 64 world-wide mining districts. Soon after the new British Columbia provincial government was voted in 2001, it established a task force with a mandate to review the negative issues and to recommend policies to improve the mineral exploration investment back to the province. The government enacted incentives to change the tax regime, for the streamlining of regulatory and approval processes, for the extension of private investor tax breaks and to develop land management plans that provide security for the land base. The British Columbia government released

“The B.C. Mining Plan” in January 2005 helping to focus British Columbia’s resources to ensure that the province remains globally competitive in the mineral extraction sector.

British Columbia has eight operating mines, of which six produce copper. The Highland Valley mine which lies 45 miles south-east from our DON claims is Canada’s largest base metal mine. The exploration expenditures bottomed out at $25.0 million Cdn in 2001 and were over $100.0 million Cdn in 2004, according to the B.C. Mine Plan.

The B.C. Mine Plan outlines the following:

-	B.C. Mineral potential is good
-	B.C. Has untapped reserves of metals
-	Competitive taxes
-	Streamlined regulatory requirements
-	Electricity rates are among the lowest in North America
-	Highly skilled work force
-	Well developed infrastructure

The plan addresses a range of factors that set the stage for a healthy mining industry that delivers community benefits and is sustainable for years to come.

The Canadian Federal Government and the Provinces offer very attractive tax breaks for investors in exploration companies. The Federal and Provincial Tax Credits are a tax advantage investment that is made into a company carrying out grassroots exploration work in Canada. The mining company enters into an agreement with an investor and “flow-through mining expenditure” is incurred by the company and the individual can claim over 100% of that investment off earned income. The B.C. Government will grant in addition to the Federal 15% tax credit a further 20% non-refundable tax credit for qualified investments made in new B.C. mineral exploration. Hence, an investor who is taxed at the highest marginal rate would receive a 141% tax deduction from earned income. The company must be publicly trading in order to deal with this tax advantage investment.

Southern Coast Mountains British Columbia

The area covered by the DON claims is underlain by Upper Triassic Cadwallader Group lying as NW-SE trending linear roof pendants within quartz diorite to granodiorite intrusives of probably Jurassic age. The Cadwallader Group is dominated by andesitic breccia, tuff, flows and greenstone with lesser slate, argillite, phyllite, conglomerate, limestone, rhyolitic breccia and flows. Major faults, major lithological units, and strong topographical features conform to the regional NW-SE trend. In the vicinity of Donelly Pass, Tertiary dykes (quartz monzonite, dacite) have intruded both the Jurassic intrusives and the Triassic volcanic/sedimentary package.

To the north and south of the DON claims, the regional geology is dominated by quartz monzonite quartz diorite and granodiorite which have incorporated, or are overlain by, a variety of volcanic/sedimentary units.

DON Claims

We have selected the DON claims because of promising geology and the geochemical signature. The Don claims are situated approximately 21 miles from the Pemberton town site on a bearing of 330 degrees. The DON claims are accessible along their eastern boundary via the Pemberton-Bralorne gravel road over Railroad Pass. The terrain is steep and rugged so field work is best accomplished utilizing a helicopter, either directly flying from Pemberton (approximately 30 minutes return), or via set-outs from a camp on the claims themselves. The eastern third of the claims are accessible by road.

Walking the terrain of the DON claims will range from relatively easy along the valley floors to extremely difficult along the upper ridges and valley walls. Many of the rugged areas of the claims will require that the field ground crews have good climbing skills. The air photograph coverage of the claims is excellent and they will provide the most accurate method of orientation in the field.

Climatic Conditions

Climatic conditions in the area are typical of east side of the British Columbia coastal mountains. In summer, conditions are hot and dry, with temperatures occasionally exceeding 35 degree Celsius. In winter, temperatures are well below freezing and snow accumulation in the 3 feet to 12 feet range is common. The recommended work season is May though November.

The previous work on the DON claims was carried out by Noranda Exploration Company, The limited work up to 1984 consisted of geological mapping and rock and soil geochemical surveys. No part of the property had been placed into production.

Geology of the DON Mineral Claims

The DON claims cover a zone of intense alteration in the underlying rock. These alterations have occurred over millions of years and are caused by mineral laden hot water from deep within the earth’s surface percolating up towards the surface through cracks and fissures in the local rock. As these waters cool near the surface, the minerals tend to be deposited.

The alteration zones follow the direction of major regional fault zones. The zones are characteristically composed of residual yellow-white powder caused by intense acid leaching. The host rocks are stained deep rusty brown. The intense chemical alteration (chlorite, epidote, and silica), mechanical shearing, and pyritization of the volcanic pendant are considered to be a function of the underlying intrusive. The strongly gossanous zones were undoubtedly created by the remobilisation of the pyrite from the volcanic pile with subsequent deposition along zones of weakness (shears, micro-fractures). Chalcopyrite mineralization probably formed the same way; however, a low initial copper content prohibited deposition on the scale observed by the pyrite.

From previous work, the most interesting geochemistry occurs in the glacial valley traversing northeast along the DON 2 claim. A strongly gossanous metamorphosed andesite appears to be the source of several silt/soil copper anomalies which peaked at 580 ppm. The area outlined extends for 1.2 km along the valley. Chalcopyrite occurring in “skarnified” andesite and associated with magnetite was observed in widely spaced, sporadic “showings.” Grades were always less than 1% but still of sufficient quantity to explain the geochemistry.

The traverse route along which these anomalies were obtained runs along the valley wall/lateral moraine interface. A large volume of gossanous andesite occurs stratigraphically and topographically higher than the traverse line. Within this gap, the contact between the andesite and the overlying lapilli-tuff should exist. This contact may be significant for exhalative mineralization.

Sufficient exploration has not been conducted to determine if this deposit contains mineralization in sufficient concentration or quantity to be economically mineable.

Exploration Potential

Our consulting geologist concluded that the DON mineral claims exhibit an environment favorable to the discovery of economic deposits of copper where broad zones of intense alteration and metallic mineralization has been explored by surface geology and soil geochemical studies. Our geological consultant further concludes that the identified mineral zones have characteristics of some of the world’s important commercial production districts and warrant further investigations.

Recommendations

Our geological consultant recommends an exploration program on the DON mineral claims to test for the presence of large body type mineral deposits. The initial stage of this program will be to complete research of public records to assist in determining the outcomes of exploration programs conducted by others in past years. Our consultant further recommended a program of prospecting, mapping, and sampling. In addition, prior to diamond drilling of defined targets, additional geological or geochemical surveys may be necessary, provided we receive successful results from these surveys.

The property will be explored by a series of work phases and each following phase is dependent on the success of the prior phase. To date we have engaged John Nicholson P.Geo. to assess and write a report on the DON claims outlining what has been done to date and his recommended work program.

The DON claims will develop on a planned three-phase exploration program.

Phase 1

The first phase will be carried out in the fall of 2006 and the results and the engineering report is expected to be ready in the late fall. Mr. John Nicholson recommends that a geologist carry out an on-site review and examine in detail the mineralization and alterations developed along the gossans. The previous work carried out is outlined in John Nicholson’s engineering report.

The $9,937 budget for the first phase of exploration is as outlined in the table below:

		All US $
Phase 1
Geologist	5 days @ $450/day	$2,250.00
Geological Assistant	5 days @ $300/day	1,500.00
4x4 Truck and Fuel	5 days @ $125/day	625.00
Room and Board	10 man days @ $100/man/day	1,000.00
Field Supplies		100.00
Samples	100 samples @ $20/sample	2,000.00
Report		2,000.00
Filing Fees		262.40

Total Phase I:		$9,737.40

If the initial site inspection is favorable, we would carry out the geophysical phase of the program as outlined in the second phase described below.

Phase II

Once the site observations and assays are received and the information plotted and analyzed, a ground geophysics program will be designed. The program would commence in the summer of 2007 depending on weather and the availability of an appropriate contractor. The $28,000 preliminary geophysical program is outlined in the table below:

All US $
Phase II
Ground Geophysics (Mag/VLF-EM)	$10,000.00
Grid Establishment	10,000.00
Room and Board, Support	5,000.00
Report	2,500.00
Filing Fees	524.80

Total Phase II:	$28,024.80

If the geophysical results are encouraging then a diamond drilling program would be prepared.

Phase III

Based on the satisfactory results in the Phase II, a number of steps would be taken. Additional geophysical work would be carried out to help select drill targets. The drilling program could be enlarged and step-out holes to follow structures and to determine the potential size of the mineralization. This work would be carried out in the summer or fall of 2008. If the results are very encouraging then steps could be taken to secure additional mineral claims in the area either by staking if it is available or by joint venture if it is owned. The budget for this phase will depend on the scope of work that will be in the program.

Based on acceptable results from the above site exploration program and a preliminary market analysis, a diamond drilling program would be developed. A diamond drill has a carbide steel head imbedded with diamonds. The diamond drilling activity produces a small diameter (1 1/2 to 3 inches) solid rock core.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. In addition, if we progress to the production phase, production of minerals in the Province of British Columbia will require prior approval of applicable governmental regulatory agencies. We cannot be certain that such approvals will be obtained. The cost and delay involved in attempting to obtain such approvals cannot be known in advance.

The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia’s mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to Hurley is the Mineral Tenure Act, administered by the Mineral Titles Branch of the Ministry of Energy and Mines. The initial phase of our exploration program will consist hand trenching, sampling, mapping, and possibly a segment of an electronic based geological exploration technique referred to as Induced Polarization. The practice in British Columbia under this act has been to request permission for such a program in a letter to the British Columbia Ministry of Energy and Mines. Permission is usually granted within one week. Should a follow-up exploration program be undertaken, it would probably be intended to refine information garnered in the first phase employing the same methods of exploration.

In addition, the B.C. Ministry of Energy and Mines administers the Mines Act, the Health, Safety and Reclamation Code and the Mineral Exploration Code. Ongoing exploration programs likely will be expanded to include activities such as line cutting, machine trenching and drilling. In such circumstance, a reclamation deposit is usually required in the amount of $3,000 to $5,000. The process of requesting permission and posting the deposit usually takes about 2 weeks. The deposit is refundable upon a Ministry of Energy and Mines inspector’s determination that the exploration program has resulted in no appreciable disturbance to the environment.

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral and placer titles in British Columbia. The Mineral Tenure Act also governs the issuance of mining leases, which are long term entitlements to minerals, designed as production tenures. At this phase in the process, a baseline environmental study would have to be produced. Such a study could take many months and cost in excess of $100,000.

All mineral exploration activities carried out on a mineral claim or mining lease in British Columbia must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision. Also, the Mineral Exploration Code contains standards for exploration activities including construction and maintenance, site preparation, drilling, trenching and work in and about a water body.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy any environmental damage caused such as refilling trenches after sampling or cleaning up fuel spills. Our initial exploration program does not require any reclamation or remediation because of minimal disturbance to the ground. The amount of these costs is not known at this time because we do not know the extent of the exploration program we will undertake, beyond completion of the recommended exploration phase described above, or if we will enter into production on the property. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on our earnings or competitive position in the event a commercially viable deposit is discovered.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently use approximately 200 square feet of leased office space at 701 North Green Valley Parkway #200, Rolling Meadows, Illinois 60008. We lease such space from Chet Kurzawski, our sole officer and principal shareholder, for $200 per month which covers the use of the telephone, office equipment and furniture.

Mineral Property Agreement

We entered into an agreement with Richard Simpson to acquire a 100% interest in the two DON claims. Hurley’s DON mineral claims are situated approximately 21 miles from the Pemberton town site on a bearing of 330 degrees in the Province of British Columbia. The property can be acquired from Mr. Simpson by paying him option payments totally $70,000. After we have earned our 100% interest in the DON claims, the property will be subject to a 2 1/2% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000.

Property Option Payments

We paid Mr. Simpson two Option Payments in order to keep our Agreement in good standing. The payments are outlined in the table that follows:

Option Payments

Payment	Amount	Status/Due Date
Initial	$53,000	Paid Dec-20-04
Final	$17,000	Paid May-31-06
Total	$70,000

Net Smelter Royalty

Net Smelter Returns means the Gross Value of all Minerals, less the following costs, charges and expenses actually paid by the Grantee with respect to the treatment of such Minerals:

1.

Charges for treatment in the smelting and refining processes (including handling, processing, interest and provisional settlement fees, sampling, assaying and representation costs; penalties and other processor deductions);

2.

Actual costs of transportation (including freight, insurance, security, transaction taxes, handling, port, demurrage, delay and forwarding expenses incurred by reason of or in the course of such transportation) of Minerals concentrates or dore metal from the Property to the place of treatment, including any costs incurred by Grantee for transportation of such Minerals concentrates and dore metal from the Property to the place of sale;

3.	Actual sales and brokerage costs on Minerals for which the Net Smelter Returns royalty is payable; and

4.	Sales and use taxes applicable under local, Province and federal law assessed on the sale of the Minerals on which the Net Smelter Returns Royalty is payable (other than taxes based upon income).

Location and Land Status

The DON mineral claims consist of two mineral claims within the Lillooet Mining Division of British Columbia.

Name	Record Number	Units	Anniversary Date
DON 1	510119	245.958	April 3, 2007

DON 2	510123	410.038	April 3, 2007

The DON group total area is 655.996 hectares.

The claims are presently in good standing until April 3, 2007.

The claims have not been legally surveyed.

ITEM 3.	LEGAL PROCEEDINGS

There is no litigation pending or threatened by or against us.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

No Public Market for Common Stock

Our common stock is currently traded on the OTC Bulletin Board under the symbol “HXPL.” Our common stock has been quoted on the OTC Bulletin Board since July 6, 2006.

Holders

As of August 10, 2006, there are approximately 51 holders of our common stock.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Recent Sales of Unregistered Securities

Hurley Exploration Inc was incorporated in the State of Delaware on November 12, 2004 and 12,000,000 shares were issued to Chet Kurzawski for founders shares and 8,000,000 shares were issued to Doug Reid for his appointment as the Secretary and member of Board of Directors. These shares were issued in reliance on the exemption under Section 4(2) of the Securities Act of 1933, as amended (the “Act”).

These shares of our common stock qualified for exemption under Section 4(2) of the Securities Act of 1933 since the issuance shares by us did not involve a public offering. The offering was not a “public offering” as defined in Section4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, Mr. Kurzawski and Mr. Reid had the necessary investment intent as required by Section 4(2) since they agreed to and received share certificates bearing a legend stating that such shares are restricted pursuant to Rule 144 of the 1933 Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(2) of the Securities Act of 1933 for these transactions.

In December 2004, we completed a Regulation D, Rule 506 Offering in which we issued a total of 5,400,000 shares of our common stock to a total of 15 investors, at a price per share of $.01 for an aggregate offering price of $54,000. Each investor received a copy of our private placement memorandum and complete a questionnaire to confirm that there were “sophisticated” investors. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Dan Perrett	250,000
Jamie Perrett	275,000
Duane Perrett	425,000
Jana Mann	400,000
Margaret Soucie	500,000
Tony Rommel	250,000
Frank Renou	375,000
Michele Greatrex	400,000
Grant Gray	400,000
Marilyn Ford	250,000
Justin Grant	350,000
Lillian Forsyth	400,000
Kelly Reid	450,000
Rudolph Triffo	375,000
Nicole Van Laare	300,000

In June 2005, we completed a Regulation D, Rule 506 Offering in which we issued a total of 101,500 shares of our common stock to a total of 34 investors, at a price per share of $.22 for an aggregate offering price of $22,330. Each investor received a copy of our private placement memorandum and complete a questionnaire to confirm that there were “sophisticated” investors. The following sets forth the identity of the class of persons to whom we sold these shares and the amount of shares for each shareholder:

Quentin Smith	2,000
Carol Vorberg	1,000
Adam Vorberg	1,000
Cec Soucie	1,000
Spencer Smith	1,000
Scott Whitman	1,000
John Griffith	1,000
Donald Yates	1,000
Lauri Yolkowski	1,000
Marsha Callahan	23,000
Miles Desharnais	2,000
Geri Kelly	1,000
Robert Currie	1,000
Jennifer Smallman	10,000
Irwin Olian	1,000
Don Biggar	1,000
Sheila Triffo	2,000
Jeanette Braun	1,000
Randall Andrus	1,000
Lynda Vallon	1,000
Rich Michals	1,000
Chris Chrones	1,000

Arthur Abrams	20,000
Stacey Zemlak	1,000
Paul Abrams	1,000
David Zemlak	1,000
Josiah Glover	1,000
Derek Van Laare	1,000
Terry Sklavenitis	1,000
Sandy Sklavenitis	1,000
Michael Sklavenitis	1,000
GC Consultants	1,000
Randall Pow	15,500
Barry Mann	1,000

Equity Compensation Plan Information

The following table sets forth certain information as of August 10, 2006, with respect to compensation plans under which our equity securities are authorized for issuance:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)

Equity compensation Plans approved by Security holders	None

Equity compensation Plans not approved By security holders	None

Total

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition.

As of June 30, 2006 we had $701 cash in the bank. We estimate that in order to carry forward to the next 12 months we will need $28,000 to pay for office expenses and exploration program. The discussion should be read in conjunction with our financial statements and notes thereto appearing in this prospectus.

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

We entered into an option agreement with Richard Simpson to acquire a 100% interest in the two DON claims. Our mineral claims are situated approximately 21 miles from the Pemberton town site on a bearing of 330 degrees in the Province of British Columbia. The property was acquired from Simpson by paying him option payments totally $70,000. Since we have earned our 100% interest in the DON claims, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000. However, if we are unable to delineate commercial quantities of copper on the DON claims we may have to cease operations on the DON claims. We would seek out other properties with mineral potential to carry out exploration programs to replace the DON claims.

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

Exploration stage expenses from inception through June 30, 2006 were $70,000 for general exploration costs related to the mineral rights of the exploration property and $29,179 of general and administrative costs for a total expense of $99,179 as captioned in the financial statement’s statement of operations. These fees were in furtherance of Phase I to purchase and evaluate a property. Fees were incurred in the start-up costs of our company as well as the fees to prepare our audited financial statements and this registration statement. These fees were included in the general and administrative expense as discussed earlier in this paragraph.

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

The following is a 12 month budget:

Exploration and site work (samples)	9,737
Legal and accounting	12,642
General and administrative	5,621
Total	$28,000

At present, we do not have sufficient cash on hand to complete the filing of this prospectus and meeting our exploration, general and administration expenses and we must raise more capital by the summer of 2006 to carry out further exploration programs to maintain our interest in the DON claims. If we are unable to raise sufficient capital to meet our obligations we could lose our interest in the properties or a portion thereof. We intend to pursue financing activities in the early spring of 2007 following the completion of the analysis of the initial samples as the exploration activities would not commence until mid-Summer.

We plan to raise a minimum of $28,000 to continue minimum exploration of our properties during the next 12 months through a private placement of debt, convertible securities, or common equity. If we are successful in raising the necessary capital, we may have to significantly dilute the current shareholders. We plan to initially offer the debt or equity to our current shareholders and management. If we are not successful in raising the required capital, we will offer our debt or equity to new investors. At present, we have no specific plans regarding a debt or equity offering, but intend to actively commence raising the required capital during the fall of 2006. As an alternative to raising capital through the selling of debt or equity, we will attempt to negotiate a joint venture with an industry partner. If the company is required to enter into a joint venture, we could end up with a minority interest in our properties. We have not contacted another party in the industry regarding a joint venture. There is no assurance we will raise the necessary capital, therefore there is a significant risk that the company may have to abandon or reduce the size of our property.

Going Concern Consideration

The report of our independent registered public accounting firm on our June 30, 2006 audited financial statements contains an explanatory paragraph expressing uncertainty with respect to our ability to continue as a going concern. As reflected in the accompanying audited financial statements, we have incurred losses of $99,179 from inception to June 30, 2006. We have not realized economic production from our mineral properties as of June 30, 2006. These factors raise substantial doubt about our ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that we will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

We believe that actions presently being taken to obtain additional funding and implement our strategic plans provide the opportunity for us to continue as a going concern.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Our significant accounting policies are summarized in Note 2 of our financial statements. While all these significant accounting policies impact our financial condition and results of operations, we view certain of these policies as critical. Policies determined to be critical are those policies that have the most significant impact on our financial statements and require management to use a greater degree of judgment and estimates. Actual results may differ from those estimates. Our management believes that given current facts and circumstances, it is unlikely that applying any other reasonable judgments or estimate methodologies would cause effect on our consolidated results of operations, financial position or liquidity for the periods presented in this report.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 7.	FINANCIAL STATEMENTS

HURLEY EXPLORATION INC.

(an exploration stage company)

FINANCIAL STATEMENTS

AS OF JUNE 30, 2006 AND 2005

HURLEY EXPLORATION INC.

(an exploration stage company)

INDEPENDENT AUDIORS REPORT	F-1

BALANCE SHEET	F-2

STATEMENT OF OPERATIONS	F-3

STATEMENT OF STOCKHOLDERS’ EQUITY	F-4

STATEMENT OF CASH FLOWS	F-5

FINANCIAL STATEMENT FOOTNOTES	F-6

Report of Independent Registered Public Accounting Firm

We have audited the accompanying balance sheets of Hurley Exploration Inc. as of June 30, 2006 and 2005 and the related statements of operations, stockholders’equity, and cash flows for the twelve months ended June 30, 2006, the 229 days ended June 30, 2005 and from inception (November 12, 2004) through June 30, 2006. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Hurley Exploration Inc. June 30, 2006 and 2005 and the results of its operations and its cash flows for the twelve months ended June 30, 2006, the 229 days ended June 30, 2005 and from inception (November 12, 2004) through June 30, 2006 in conformity with U.S. Generally Accepted Accounting Principles.

Gately & Associates, L.L.C.

Altamonte Springs, FL

July 27, 2006

HURLEY EXPLORATION INC.
(an exploration stage company)
BALANCE SHEET
As of June 30, 2006 and June 30, 2005

ASSETS

CURRENT ASSETS	6/30/2006	6/30/2005

Cash	$701	$23,048

Total Current Assets	701	23,048

TOTAL ASSETS	$701	$23,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$5,550	$3,700

Total Current Liabilities	5,550	3,700

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	$5,550	$3,700

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 23,501,500	23,502	23,502
Additional paid in capital	70,828	70,828
Accumulated defecit during exploration stage	(99,179)	(74,982)

Total Stockholders’ Equity	(4,849)	19,348

TOTAL LIABILITIES AND EQUITY	$701	$23,048

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending June 30, 2006, the 229 days ending June 30, 2005 and from inception (November 12, 2004) through June 30, 2006

			FROM
	6/30/2006	6/30/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	7,197	21,982	29,179

GENERAL EXPLORATION	17,000	53,000	70,000

OPERATING INCOME	(24,197)	(74,982)	(99,179)

BEGINNING BALANCE DEFICIT	(74,982)	-	-

ACCUMULATED DEFICIT	$(99,179)	$(74,982)	$(99,179)

Earnings (loss) per share, basic	$(0.00)	$(0.01)

Weighted average number of common shares	23,501,500	13,200,000

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of June 30, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Stock issued upon incorporation	18,000,000	$18,000	$-	$-	$18,000
on November 12, 2004 for
compensation at $0.001 per share

Common stock issued for cash	5,400,000	5,400	48,600		54,000
during December 2004
at $0.01 per share

Common stock issued for cash	101,500	102	22,228		22,330
during June 2005
at $0.22 per share

Net income (loss)				(74,982)

Balance, June 30, 2005	23,501,500	$23,502	$70,828	$(74,982)	$94,330

Net income (loss)				(24,197)	(24,197)

Balance, June 30, 2006	23,501,500	$23,502	$70,828	$(99,179)	$70,133

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending June 30, 2006, the 229 days ending June 30, 2005 and from inception (November 12, 2004) through June 30, 2006

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2006	6/30/2005	INCEPTION

Net income (loss)	$(24,197)	$(74,982)	$(99,179)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	18,000	18,000
(Increase) Decrease in accounts receivable	-	-	-
(Increase) Decrease in prepaid expense	-	-	-
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	1,850	3,700	5,550

Total adjustments to net income	1,850	21,700	23,550

Net cash provided by (used in) operating activities	(22,347)	(53,282)	(75,629)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	76,330	76,330

Net cash provided by (used in) financing activities	-	76,330	76,330

CASH RECONCILIATION

Net increase (decrease) in cash	(22,347)	23,048	701
Cash - beginning balance	23,048	-	-

CASH BALANCE END OF PERIOD	$701	$23,048	$701

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

Hurley Exploration Inc. (the Company), an exploration stage company, was incorporated on November 12, 2004 in the State of Delaware. The Company is an exploration stage mineral company. On December 3, 2004 the Company became actively engaged in acquiring mineral properties and raising capital. The Company did not have any significant exploration operations or activities from inception; accordingly, the Company is deemed to be in the development stage. For purposes of recording the Company’s mineral claims in Canada, the Company acquired claims near Goldbridge, British Columbia, and placed them in trust with the Company’s President as an individual.

The Company’s fiscal year end is June 30.

On December 3, 2004, the Company acquired mineral claims (the Don 1-2 claims) located near Goldbridge, British Columbia, Canada. The property consists two mineral claims that are contiguous hard rock mineral claims covering 655.996 hectares. The Company has completed a summary geology report and is therefore considered to be in the exploration stage.

The Company’s financial statements have been presented on the basis that it is a going concern, which contemplates the realization of the mineral properties and other assets and the satisfaction of liabilities in the normal course of business. The Company has incurred losses of $99,179 from inception to June 30, 2006. The Company has not realized economic production from its mineral properties as of June 30, 2006. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management continues to actively seek additional sources of capital to fund current and future operations. There is no assurance that the Company will be successful in continuing to raise additional capital, establishing probable or proven reserves, or determining if the mineral properties can be mined economically. These financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

Cash and Cash Equivalents, and Credit Risk

For purposes of reporting cash flows, the Company considers all cash accounts with maturities of 90 days or less and which are not subject to withdrawel restrictions or penalties, as cash and cash equivalents in the accompanying balance sheet.

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

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - INCOME TAXES

The Company has available net operating loss carryforwards of $99,179 for financial statement and federal income tax purposes. These loss carryforwards expire if not used by the year 2025 and 2026 at $74,982 and $24,197. The Company’s management has decided a valuation allowance in the amount of approximately $15,000 is necessary to reduce any tax benefits of using the net operating losses to offset future tax liabilities. The future available benefits are more likely than not to expire before they can be used based on current uncertainties.

NOTE 6 – CLAIM AGREEMENT

On December 3, 2004, the Company entered into an agreement with Richard Simpson of Vancouver, BC to acquire 2 rock mineral claims covering 655.996 hectares. The agreement called for a 100% interest in the claims subject to a 2.5% Net Smelter Royalty (NSR) and a 7.5% Gross Rock Royalty (GRR) for a total of $70,000 of which $35,000 was due and payable upon the close of the agreement. 1.5% of the NSR can be acquired for $1.0 million within 12 months from commencement of commercial production. Advance royalties of $25,000 shall be paid annually commencing 36 months from the date of close of the agreement.

NOTE 7 - SHAREHOLDERS’ EQUITY

Common Stock

The Company has authorized one hundred million (100,000,000) shares of common stock with a par value of $.001.

Upon in corporation the Company issued 18,000,000 common shares to directors of the Company as compensation in the amount of $18,000, or $0.001 per share.

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO FINANCIAL STATEMENTS

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

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company’s Don 1-2 claims will revert back to the seller within no less than a 10 day period if the Company fails to make the $25,000 annual advance royalty payments per the sales contract commencing 36 months from the date of the agreement.

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

PART III

ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Our directors and officers, as of August 10, 2006, are set forth below. The directors hold office for their respective term and until their successors are duly elected and qualified. Vacancies in the existing Board are filled by a majority vote of the remaining directors. The officers serve at the will of the Board of Directors.

Name	Age	Position	Date Appointed

Chet Kurzawski	66	President; Chief Executive Officer; Chief Financial Officer; Treasurer; Director	Inception
Doug Reid	61	Secretary; Director	Inception

Business Experience

Set forth below is the name of our director and officer, all positions and offices with us held, the period during which he has served as such, and the business experience during at least the last five years:

CHET KURZAWSKI has been our President, Chief Executive Officer, Chief Financial Officer, Treasurer and a member of our Board of Directors since inception. He has spent his working career with the public securities industry. His career began with Davidson and Company in Toronto, Ontario and he relocated to Vancouver in 1964. Initially he worked with Carlyle Douglas as a registered broker for twenty years then became self-employed as an investor relations consultant. Since 1984, Chet has been a consultant to 3D.Systems, PLC Systems and Clearly Canadian. For the past five years, Chet has consulted to DRC Resources Corp, the developer of the Afton project which is a significant copper/gold mining property located in the Kamloops area of British Columbia. DRC Resources recently raised $24.15 million to complete a feasibility study to build an underground decline and to carry out an infill diamond drilling program. Chet consulted to XLR Medical Corp. an innovative system for radiation treatment for cancer.

Chet is a founding member and an ongoing active organizer of the annual Vancouver Canucks/Jake Milford Celebrity Invitational charity golf tournament which raises money for the various Canuck’s charities. This invitational charity tournament just celebrated its 22nd year anniversary. He also is involved in organizing other charity golf tournaments. He is a past director of the B.C. Benevolent Hockey Association and an active member of the Vancouver Canuck Alumni.

Mr. Kurzawski is expected to spend approximately eighty (80) hours per month on our business. However, Mr. Kurzawski may spend additional time as needed if we are successful in obtaining additional funding.

DOUG REID has served as our Secretary and a member of our Board of Directors since inception. Mr. Reid has been involved with start-up companies in a professional capacity as an accountant for a significant part of his career. He received his professional Certified General Accounting designation in 1977 and relinquished it when he retired in October 2004. Mr. Reid started his working career as the golf professional at the Vancouver Golf Club and played professionally in golf tournaments. He commenced his professional accounting career as a comptroller of a steel manufacturing company and after ten years joined the Pineridge Group of companies in 1987. The group had between seven and fifteen private and public companies at any one time under administration. Often Mr. Reid will take on the role of director and/or officer of these private or public companies. He has not been an officer or director of any public companies since 1992. In 1987, Mr. Reid commenced an independent accounting practice for clients and prepared their financial statements and income tax returns, until his retirement in October 2004. Other than his work on Hurley, Mr. Reid is in retirement.

Mr. Reid will spend approximately five (5) hours per month on our business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

All officers and directors listed above will remain in office until the next annual meeting of our stockholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Officers are appointed annually by our Board of Directors and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

None of our Officers and/or Directors have filed any bankruptcy petition, been convicted of or been the subject of any criminal proceedings or the subject of any order, judgment or decree involving the violation of any state or federal securities laws within the past five (5) years.

Certain Legal Proceedings

No director, nominee for director, or executive officer has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compensation Committee

BOARD COMMITTEES

In January 2005, our Board of Directors created the Compensation Committee, which is comprised of Chet Kurzawski and Doug Reid. The Compensation Committee has the authority to review all compensation matters relating to us.

The Compensation Committee has not yet formulated compensation policies for senior management and executive officers. However, it is anticipated that the Compensation Committee will develop a company-wide program covering all employees and that the goals of such program will be to attract, maintain, and motivate our employees.

It is further anticipated that one of the aspects of the program will be to link an employee’s compensation to his or her performance, and that the grant of stock options or other awards related to the price of the Common Shares will be used in order to make an employee’s compensation consistent with shareholders’ gains.

It is expected that salaries will be set competitively relative to the mineral exploration industry and that individual experience and performance will be considered in setting salaries.

Audit Committee

In January 2005, our Board of Directors created an Audit Committee, which is comprised of Chet Kurzawski and Doug Reid. The Audit Committee is charged with reviewing the following matters and advising and consulting with the entire Board of Directors with respect thereto:

(i)	the preparation of our annual financial statements in collaboration with our independent accountants;

(ii)	annual review of our financial statements and annual report; and

(ii)

all contracts between us and our officers, directors and other affiliates. The Audit Committee, like most independent committees of public companies, does not have explicit authority to veto any actions of the entire Board of Directors relating to the foregoing or other matters; however, our senior management, recognizing their own fiduciary duty to us and our stockholders, is committed not to take any action contrary to the recommendation of the Audit Committee in any matter within the scope of its review.

Compliance with Section 16(A) of the Exchange Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to us. To the best of our knowledge, reports required to be filed were timely filed in fiscal year ended June 30, 2006.

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 10.	EXECUTIVE COMPENSATION

Compensation of Executive Officers

Summary Compensation Table. The following summary compensation table sets forth all compensation paid by us during the fiscal years ended June 30, 2006 and 2004 in all capacities for the accounts of the Chief Executive Officer (CEO) and executive officers who were serving as of the fiscal year ending June 30, 2006 whose salary and bonus during fiscal year ending June 30, 2006 exceeded $100,000.

Summary Compensation Table

		ANNUAL COMPENSATION	LONG-TERM COMPENSATION
Name	Year	Salary	Restricted Stock Awards ($)

Chet Kurzawski President; Chief Executive Officer; Chief Financial Officer; Treasurer; Director	2006	$0
	2005	$0
	2004	$0	12,000,000(1)

Doug Reid Secretary; Director	2006	$0
	2005	$0
	2004	$0	8,000,000(2)

(1)	Mr. Kurzawski received 12,000,000 founders’ shares for services rendered to us. He will not receive such compensation in the future.

(2)	Mr. Reid received 8,000,000 shares for services rendered to us as our Secretary. He will not receive such compensation in the future.

We do not have written employment agreements with Chet Kurzawski or Doug Reid. In the future, we will determine on an annual basis how much compensation our officers and directors will receive.

Option Grants Table. There were no individual grants of stock options to purchase our common stock made to the executive officer named in the Summary Compensation Table during fiscal year ended June 30, 2006

Aggregated Option Exercises and Fiscal Year-End Option Value Table. There were no stock options exercised during fiscal year ending June 30, 2006, by the executive officer named in the Summary Compensation Table.

Long-Term Incentive Plan (“LTIP”) Awards Table. There were no awards made to a named executive officer in the last completed fiscal year under any LTIP

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, directors in such capacity.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of August 10, 2006 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class (2)

Common Stock	Chet Kurzawski	12,000,000	51.06%
Common Stock	Doug Reid	8,000,000	34.04%

Officers and Directors As a Group (2 persons)		20,000,000	85.10%

The address for the officers and directors listed above is 1600 Golf Road Suite 1200, Rolling Meadows, Illinois.

(1)

Under the rules of the SEC, a person is deemed to be the beneficial owner of a security if such person has or shares the power to vote or direct the voting of such security or the power to dispose or direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities if that person has the right to acquire beneficial ownership within 60 days of the date hereof. Unless otherwise indicated by footnote, the named entities or individuals have sole voting and investment power with respect to the shares of common stock beneficially owned.

This table is based upon information obtained from our stock records. Unless otherwise indicated in the footnotes to the above table and subject to community property laws where applicable, we believe that each shareholder named in the above table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

(2)	The percent of class is based on 25,501,500 shares of common stock issued and outstanding as of August 10, 2006.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

None.

ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Reports on Form 8-K and Form 8-K/A

(b)	Exhibits

Method of Filing	Exhibit Number	Exhibit Title
Incorporated by reference to Exhibit 3.1 filed with our registration statement on Form Sb-2 filed with the SEC on July 26, 2005 (File No. 333-126900)	3.1	Articles of Incorporation

Incorporated by reference to Exhibit 3.2 filed with our registration statement on Form Sb-2 filed with the SEC on July 26, 2005 (File No. 333-126900)	3.2	By-Laws

Incorporated by reference to Exhibit 10.1 filed with our registration statement on Form Sb-2 filed with the SEC on July 26, 2005 (File No. 333-126900)	10.1	Purchase Agreement between us an Richard Simpson for the sale and acquisition of mineral claims

Incorporated by reference to Exhibit 10.2 filed with our registration statement on Form Sb-2 filed with the SEC on July 26, 2005 (File No. 333-126900)	10.2	Trust Agreement for the DON claims

Incorporated by reference to Exhibit 10.3 filed with our registration statement on Form Sb-2 filed with the SEC on July 26, 2005 (File No. 333-126900)	10.3	DON 1-2 Claims Summary Geology Report

	14	Code of Ethics

	31.1	Certification of Chet Kurzawski pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chet Kurzawski pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For our fiscal year ended June 30, 2006, we were billed approximately $1,500 for professional services rendered for the audit and reviews of our financial statements. For our fiscal year ended June 30, 2005, we were billed approximately $1,000 for professional services rendered for the audit and reviews of our financial statements.

Tax Fees

For the Company’s fiscal year ended June 30, 2006 and June 30, 2005, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended June 30, 2006 and June 30, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

HURLEY EXPLORATION, INC.

By:	/s/ Chet Kurzawski
Chet Kurzawski
President; Chief Executive Officer; Chief Financial Officer; Treasurer;

Dated:	August 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chet Kurzawski Chet Kurzawski	President; Chief Executive Officer; Chief Financial Officer; Treasurer; Director	August 10, 2006

/s/ Doug Reid Doug Reid	Secretary; Director	August 10, 2006