Form 10QSB/A
period 2005-12-31
HURLEY EXPLORATION INC.
filed 2006-09-14
CIK 1331444

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-QSB

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

HURLEY EXPLORATION INC.
(an exploration stage company)
BALANCE SHEET
As of December 31, 2005

ASSETS

CURRENT ASSETS	12/31/2005

Cash	$17,752

Total Current Assets	17,752

TOTAL ASSETS	$17,752

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued expenses	$4,400

Total Current Liabilities	4,400

LONG-TERM LIABILITIES

None	-

TOTAL LIABILITIES	4,400

STOCKHOLDERS' EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 25,501,500	25,502
Additional paid in capital	70,828
Accumulated deficit during exploration stage	(82,978)

Total Stockholders' Equity	13,352

TOTAL LIABILITIES AND EQUITY	$17,752

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
From inception (November 12, 2004) through December 31, 2005

FROM
INCEPTION

REVENUE	$-

COST OF SERVICES	-

GROSS PROFIT OR (LOSS)	-

GENERAL AND ADMINISTRATIVE EXPENSES	29,978

GENERAL EXPLORATION	53,000

OPERATING LOSS	(82,978)

NET LOSS	(82,978)

ACCUMMULATED DEFICIT	$(82,978)

Basic earnings (loss) per share	$(0.00)

Weighted average number of common shares	23,158,458

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
As of December 31, 2005

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Stock issued upon incorporation	20,000,000	$ 20,000	$ -	$ -	$ 20,000
on November 12, 2004 for
compensation at $0.001 per share

Common stock issued for cash	5,400,000	5,400	48,600		54,000
during December 2004
at $0.01 per share

Common stock issued for cash	101,500	102	22,228		22,330
during June 2005
at $0.22 per share

Net income (loss)				(82,978)	(82,978)

Balance, December 31, 2005	25,501,500	$ 25,502	$ 70,828	$ (82,978)	$ 13,352

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
From inception (November 12, 2004) through December 31, 2005

FROM
CASH FLOWS FROM OPERATING ACTIVITIES	INCEPTION

Net income (loss)	$(82,978)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Compensation in the form of stock	20,000
Increase (Decrease) in accrued expenses	4,400

Total adjustments to net income	24,400

Net cash provided by (used in) operating activities	(58,578)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-

Net cash flows provided by (used in) investing activities	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	76,330

Net cash provided by (used in) financing activities	76,330

CASH RECONCILIATION

Net increase (decrease) in cash	17,752
Cash - beginning balance	-

CASH BALANCE END OF PERIOD	$17,752

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

HURLEY EXPLORATION INC.

(an exploration stage company)

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2005

Upon in corporation the Company issued 20,000,000 common shares to a director of the Company as compensation in the amount of $20,000, or $0.001 per share.

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

HURLEY EXPLORATION, INC.
Registrant

Date: September 12, 2006	By: /s/ Chet Kurzawski
Chet Kurzawski
President, Chief Executive Officer,
Chairman of Board of Directors