Form 10KSB/A
period 2006-06-30
HURLEY EXPLORATION INC.
filed 2006-09-14
CIK 1331444

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 TO FORM 10-KSB

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☒	No ☐

Revenues for year ended June 30, 2006: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of August 10, 2006 was: $1,650,450

Number of shares of the registrant’s common stock outstanding as of August 10, 2006 was: 25,501,500

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

TABLE OF CONTENTS

PART I
ITEM 1.	DESCRIPTION OF BUSINESS	1
ITEM 2.	DESCRIPTION OF PROPERTY	8
ITEM 3.	LEGAL PROCEEDINGS	9
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS 3	9

PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	10
ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	12
ITEM 7.	FINANCIAL STATEMENTS	F-1
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 8A.	CONTROLS AND PROCEDURES

PART III
ITEM 9	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	16
ITEM 10.	EXECUTIVE COMPENSATION	18
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	19
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	19
ITEM 13.	EXHIBITS AND REPORTS ON FORM 8-K	20
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	21

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

Gately & Associates, L.L.C.

Altamonte Springs, FL

July 27, 2006

HURLEY EXPLORATION INC.
(an exploration stage company)
BALANCE SHEET
As of June 30, 2006 and June 30, 2005

ASSETS

CURRENT ASSETS	6/30/2006	6/30/2005

Cash	$701	$23,048

Total Current Assets	701	23,048

TOTAL ASSETS	701	23,048

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES

Accrued expenses	$5,550	$3,700

Total Current Liabilities	5,550	3,700

LONG-TERM LIABILITIES

None	-	-

TOTAL LIABILITIES	$5,550	$3,700

STOCKHOLDERS’ EQUITY

Common Stock, $.001 par value
Authorized: 100,000,000
Issued: 25,501,500	25,502	25,502
Additional paid in capital	70,828	70,828
Accumulated deficit during exploration stage	(101,179)	(76,982)

Total Stockholders’ Equity	(4,849)	19,348

TOTAL LIABILITIES AND EQUITY	$701	$23,048

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF OPERATIONS
For the twelve months ending June 30, 2006, the 229 days ending June 30, 2005 and from inception (November 12, 2004) through June 30, 2006

			FROM
	6/30/2006	6/30/2005	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	7,197	23,982	31,179

GENERAL EXPLORATION	17,000	53,000	70,000

OPERATING INCOME	(24,197)	(76,982)	(101,179)

BEGINNING BALANCE DEFICIT	(76,982)	-	-

ACCUMULATED DEFICIT	$(101,179)	$(76,982)	$(101,179)

Earnings (loss) per share, basic	$(0.00)	$(0.01)

Weighted average number of common shares	25,501,500	15,200,000

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENT OF STOCKHOLDERS’ EQUITY
As of June 30, 2006

			ADDITIONAL
	COMMON	PAR	PAID IN	ACCUM.	TOTAL
	STOCK	VALUE	CAPITAL	DEFICIT	EQUITY

Stock issued upon incorporation	20,000,000	$20,000	$-	$-	$20,000
on November 12, 2004 for
compensation at $0.001 per share

Common stock issued for cash	5,400,000	5,400	48,600		54,000
during December 2004
at $0.01 per share

Common stock issued for cash	101,500	102	22,228		22,330
during June 2005
at $0.22 per share

Net income (loss)				(76,982)

Balance, June 30, 2005	25,501,500	$25,502	$70,828	$(76,982)	$96,330

Net income (loss)				(24,197)	(24,197)

Balance, June 30, 2006	25,501,500	$25,502	$70,828	$(101,179)	$72,133

The accompanying notes are an integral part of these financial statements.

HURLEY EXPLORATION INC.
(an exploration stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending June 30, 2006, the 229 days ending June 30, 2005 and from inception (November 12, 2004) through June 30, 2006

			FROM
CASH FLOWS FROM OPERATING ACTIVITIES	6/30/2006	6/30/2005	INCEPTION

Net income (loss)	$(24,197)	$(76,982)	$(101,179)

Adjustments to reconcile net income to net cash
provided by (used in) operating activities:

Stock issued as compensation	-	20,000	20,000
(Increase) Decrease in accounts receivable	-	-	-
(Increase) Decrease in prepaid expense	-	-	-
Increase (Decrease) in accounts payable	-	-	-
Increase (Decrease) in accrued expenses	1,850	3,700	5,550

Total adjustments to net income	1,850	23,700	25,550

Net cash provided by (used in) operating activities	(22,347)	(53,282)	(75,629)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from stock issuance	-	76,330	76,330

Net cash provided by (used in) financing activities	-	76,330	76,330

CASH RECONCILIATION

Net increase (decrease) in cash	(22,347)	23,048	701
Cash - beginning balance	23,048	-	-

CASH BALANCE END OF PERIOD	$701	$23,048	$701

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

NOTE 5 - INCOME TAXES

The Company has available net operating loss carryforwards of $101,179 for financial statement and federal income tax purposes. These loss carryforwards expire if not used by the year 2025 and 2026 at $76,982 and $24,197, respectively. The Company’s management has decided a valuation allowance in the amount of approximately $20,000 is necessary to reduce any tax benefits of using the net operating losses to offset future tax liabilities. The future available benefits are more likely than not to expire before they can be used based on current uncertainties.

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

HURLEY EXPLORATION, INC.

By:	/s/ Chet Kurzawski
Chet Kurzawski
President; Chief Executive Officer; Chief Financial Officer; Treasurer;

Dated:	September 12, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Chet Kurzawski Chet Kurzawski	President; Chief Executive Officer; Chief Financial Officer; Treasurer; Director	September 12, 2006

/s/ Doug Reid Doug Reid	Secretary; Director	September 12, 2006