Form 10QSB
period 2006-09-30
CHINA CLEAN ENERGY INC
filed 2006-11-14
CIK 1331444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

{ X } QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: September 30, 2006

{  } TRANSITION REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____ TO _____.

CHINA CLEAN ENERGY INC.

(Name of small business issuer in its charter)

Delaware	87-0700927
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification Number)
Organization)

c/o Fujian Zhongde Technology Co., Ltd.
Fulong Industry Zone
Longtian Town Fuqing City
Fujian, China 350351
(Address of principal executive offices)

 0086-591-85773387

Registrant’s Telephone Number, Including International Code and Area Code:

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date. As of September 30, 2006, the issuer had outstanding 25,501,500 shares of common stock, $.001 par value.

Transitional Small Business Disclosure Format (Check One): Yes [  ] No [X]

Part I—FINANCIAL INFORMATION

Item 1.  Financial Statements

The unaudited financial statements of registrant for the three months ended September 30, 2006, follow.  The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.

CHINA CLEAN ENERGY INC.

(formerly Hurley Exploration, Inc.)

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

China Clean Energy Inc.

(f/k/a Hurley Exploration, Inc.)

(An Exploration Stage Company)

Balance Sheets

(Expressed in US Dollars)

	September 30,	June 30,
	2006	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$354	701
Due from related party	324	-
Total Current Assets	678	701
Other assets	-
Total Assets	$678	$ 701

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities

Accounts payable and accrued liabilities	$5,550	$ 5,550
Total current liabilities	5,550	5,550
Stockholders’ Equity (Deficiency)
Common stock, $0.00 1 par value; authorized 100,000,000 shares,
Issued and outstanding: 25,501,500 and 25,501,500 shares, respectively	25,502	25,502
Additional paid-in capital	70,828	70,828
Deficit accumulated during
the exploration stage	(101,202)	(101,179)
Total stockholders’ equity (deficiency)	(4,872)	(4,849)
Total Liabilities and Stockholders’ Equity (Deficiency)	$678	$ 701

See notes to financial statements

China Clean Energy Inc.

(f/k/a Hurley Exploration, Inc.)

(An Exploration Stage Company)

Statements of Operations

(Expressed in US Dollars)

	Cumulative during the exploration stage (November 12,2004 to September 30, 2006)	Three months ended September 30,
		2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$-

Expenses
General and administrative	31,202	23	5,623
Exploration costs	70,000	-	-
Total Costs and Expenses	101,202	23	5,623
Net Loss	$(101,202)	$(23)	$(5,623)

Net Loss per share
Basic and diluted		$(0.00)	$(0.00)

Basic and Diluted		25,501,500	25,501,500

See notes to financial statements

 China Clean Energy Inc.

(f/k/a Hurley Exploration, Inc.)

(An Exploration Stage Company)

Statements of Stockholders’ Equity (Deficiency)

For the period November 12, 2004 (Inception) to September 30, 2006

(Expressed in US Dollars)

	Common Stock, $0.001 Par Value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Shares	Amount
Common stock issued upon incorporation
on November 12, 2004 for compensation
at a price of $0.001 per share	20,000,000	$20,000	$-	$-	$20,000
Common stock issued for cash
during December 2004
at a price of $0.01 per share	5,400,000	5,400	48,600		54,000
Common stock issued for cash
during June 2005
at a price of $0.22 per share	101,500	102	22,228		22,330
Net loss	-	-	-	(76,982)	(76,982)

Balance, June 30, 2005	25,501,500	25,502	70,828	(76,982)	19,348
Net loss	-	-	-	(24,197)	(24,197)

Balance, June 30, 2006	25,501,500	25,502	70,828	(101,179)	(4,849)
Net loss (Unaudited)	-	-	-	(23)	(23)
Balance, September 30, 2006 (Unaudited)	25,501,500	$25,502	$70,828	$(101,202)	$(4,872)

See notes to financial statements

China Clean Energy Inc.

(f/k/a Hurley Exploration, Inc.)

(An Exploration Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	Cumulative during the exploration stage (November 12,2004 to September 30, 2006)	Three months ended September 30,
		2006	2005
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income (loss)	$(101,202)	$(23)	$(5,623)
Adjustments to reconcile net income (loss)
to net cash provided by (used for) operating activities
Common stock issued as compensation	20,000	-	-
Changes in operating assets and liabilities:
Due from related party	(324)	(324)	-
Accounts payable and accrued liabilities	5,550	-	350
Net cash provided by (used for) operating activities	(75,976)	(347)	(5,273)
Cash Flows from Financing Activities
Proceeds from sales of common stock	76,330	-	-
Net cash provided by (used for) financing activities	76,330	-	-

Increase (decrease) in cash	354	(347)	(5,273)

Cash, beginning of period	-	701	23,048
Cash, end of period	$354	$354	$17,775

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements

CHINA CLEAN ENERGY INC.

(f/k/a Hurley Exploration, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 1 – INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2006 and for the three months ended September 30, 2006 and 2005, and for the period November 12, 2004 to September 30, 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the periods ended September 30, 2006 and 2005.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three-month period ended September 30, 2006 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending June 30, 2007.  The balance sheet at June 30, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended June 30, 2006 as included in our report on Form 10-KSB.

NOTE 2 – ORGANIZATION AND BUSINESS

China Clean Energy Inc., formerly known as Hurley Exploration Inc. (the “Company”), was incorporated in the State of Delaware on November 12, 2004.  On October 13, 2006, the Company changed its name to China Clean Energy, Inc. (“CCE”).  To October 24, 2006 (see note3), the Company was an exploration stage company.

CHINA CLEAN ENERGY INC.

(f/k/a Hurley Exploration, Inc.)

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

NOTE 3 – SUBSEQUENT EVENTS

On October 24, 2006, the Company acquired 100% of the issued and outstanding common shares of China Clean Energy Resources Limited (“CCER”) in exchange for 15,995,000 newly issued shares of Company common stock (the “Share Exchange”).  In connection with the Share Exchange, the Company accepted subscriptions for a total of 1,050,000 shares of common stock at a price of $1.00 per share and issued 1,605,000 shares of common stock to certain consultants for financial consulting and advisory services (together with the Share Exchange, the “Transaction”).

Prior to the Transaction, as adjusted for a 2.26187510124-for-1 reverse stock split and the cancellation of 8,842,222 post-split shares, the Company had 2,432,269 shares of common stock issued and outstanding.  After the Transaction, the Company had 21,082,269 shares of common stock outstanding and the former shareholders of CCER owned 75.87% of the issued and outstanding shares.  Accordingly, CCER is considered the acquirer for accounting purpose and the Share Exchange will be accounted for as a “reverse merger”.

As a result of the Share Exchange, CCER became a wholly-owned subsidiary of the Company and the Company succeeded to the business of Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), a producer of environmentally-focused biodiesel fuels and specialty chemical products based in Fuqing City of Fujian Province of China, as its sole line of business.

CCER was formed on February 13, 2006 under the laws of the British Virgin Islands as a holding company to own Fujian Zhongde.  Fujian Zhongde was incorporated in the province of Fujian, China, on July 10, 1995 under the name “Fuqing City Zhongde Chemical Industry, Ltd.”.  On December 10, 2003, it changed its name to “Fujian Zhong De Technology Stock Co., Ltd”.  On January 20, 2006, it changed its name to “Fujian Zhongde Technology Co., Ltd.”

According to financial statements provided by CCER, CCER and its subsidiary had consolidated assets and stockholders’ equity at June 30, 2006 of $10,362,900 and $8,158,729, respectively.  For the year ended June 30, 2006, their consolidated revenue and net income was $12,016,329 and $1,470,452, respectively.

Item 2.

 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this report, including statements in the following discussion, which are not statements of historical fact, may be deemed to be “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 which are basically statements about the future. For that reason, these statements involve risk and uncertainty since no one can accurately predict the future. Words such as “plans,” “intends,” “will,” “hopes,” “seeks,” “anticipates,” “expects,” and the like, often identify such forward-looking statements, but are not the only indication that a statement is a forward-looking statement. Such forward-looking statements include statements concerning our plans and objectives with respect to the present and future operations of the Company, and statements which express or imply that such present and future operations will or may produce revenues, income or profits. Numerous factors and future events could cause the Company to change such plans and objectives, or fail to successfully implement such plans or achieve such objectives, or cause such present and future operations to fail to produce revenues, income or profits. Therefore, the reader is advised that the following discussion should be considered in light of the discussion of risks and other factors contained in this report on Form 10-QSB and in the Company’s other filings with the Securities and Exchange Commission. No statements contained in the following discussion should be construed as a guarantee or assurance of future performance or future results. These forward-looking statements are made as of August 21, 2006; the date of the filing of this Form 10-QSB and the Company undertakes no responsibility to update these forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report. The Company’s fiscal year end is December 31.

Operating Results and Overview:

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

The Company was organized as a Delaware Corporation on November 12, 2004 for the purpose of locating and developing copper exploration properties in British Columbia.

The Company entered into an option agreement with Richard Simpson to acquire a 100% interest in the two DON claims. Our mineral claims are situated approximately 21 miles from the Pemberton town site on a bearing of 330 degrees in the Province of British Columbia. The property was acquired from Simpson by paying him option payments totaling $70,000. Since we have earned our 100% interest in the DON claims, the property will be subject to a 2½% Net Smelter Return (“NSR”) of which 1 1/2% can be purchased for $1,000,000.

The Company was required to pay Mr. Simpson two Option Payments to keep our Agreement in good standing and paid $53,000 on December 20, 2004 and paid a further $17,000 on May 31, 2006.

Exploration stage expenses from inception through September 30, 2006 were $70,000 for general exploration costs related to the mineral rights of the exploration property and $31,202 of general and administrative costs for a total expense of $101,202 as captioned in the financial statement’s statement of operations.

On October 13, 2006, in anticipation of the Share Exchange with China Clean Energy Resources Limited (“CCER”), a company that was incorporated in the British Virgin Islands on February 13, 2006 for the sole purpose of holding a 100% interest in Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), the management decided to cease its exploration activities and changed its name to China Clean Energy Inc. On October 24, 2005, the Company acquired CCER pursuant to the terms of the Exchange Agreement. This transaction will be accounted for as a reverse merger (recapitalization) with CCER deemed to be the accounting acquirer, and us as the legal acquirer. Accordingly, the historical financial information presented in future financial statements will be that of CCER as adjusted to give effect to any difference in the par value of the Company and CCER’s stock with an offset to additional paid-in capital. The basis of the assets, liabilities and retained earnings of CCER, the accounting acquirer, have been carried over in the recapitalization. After closing of this transaction, the Company’s sole line of business (through the Fujian Zhongde Subsidiary) will be the production and sale of environmentally focused biodiesel fuels and specialty chemical products.

Please refer to the Form 8-K filed with the SEC on October 30, 2006 for the details of the above reverse merger.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Revenues. The Company has generated no revenues since inception because there have been no exploration results that warrant production.

General and Administrative Expenses. General and administrative expenses totaled $23 for the three months ended September 30, 2006, as compared to expenses of $5,623 for the three months ended September 30, 2005. This decrease is primarily attributable to the fact that certain Form SB-2 registration expenses incurred in 2005 did not recur in 2006.

Liquidity and Capital Resources

As of September 30, 2006, the Company had cash and cash equivalents of $354. On October 24, 2006, the Company raised $1,050,000 by issuing 1,050,000 shares of common stock via a private placement financing, and on November 9, 2006, the Company raised an additional $250,000 by issuing 250,000 shares of common stock via a private placement financing. The funds raised are expected to be used for a project to expand existing production capacity of Fujian Zhongde. The Company expects to raise more funds by equity or debt financing in the near future for expansion projects deemed appropriate.

Critical Accounting Policies and Estimates

Significant accounting policies of CCER and its subsidiary are described in Note 2 of the CCER consolidated financial statements for the six months ended June 30, 2006, included in the Form 8-K filed with the SEC on October 30, 2006.

Item 3.  Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006, have concluded that, as of September 30, 2006 (the “Evaluation Date”), the Company’s disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.  There were no changes in the Company’s internal controls during the period or in other factors that could affect the internal controls subsequent to the Evaluation Date.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

To the best knowledge of the Officers and Directors of the Company, the Company is not a party to any material legal proceeding or litigation and such persons know of no other material legal proceeding or litigation contemplated or threatened.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

(a)

Exhibits.

EXHIBIT INDEX

3.1	Amended and Restated Certificate of Incorporation of Hurley Exploration, Inc. (Herein incorporated by reference from Exhibit 3.4 of current report on Form 8-K filed on October 30, 2006.)

3.2	Amended and Restated Bylaws of China Clean Energy Inc. (Herein incorporated by reference from Exhibit 3.5 of current report on Form 8-K filed on October 30, 2006.)

31.1	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CLEAN ENERGY INC.

Date: November 14, 2006	By:	/s/ Tai-ming Ou
President, Chief Executive Officer, Director and Principal Executive Officer

Date: November 14, 2006	By:	/s/ James Shao

Chief Financial Officer, Director and Principal Financial and Accounting Officer