Form 10KSB
period 2006-12-31
CHINA CLEAN ENERGY INC
filed 2007-03-13
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-126900

CHINA CLEAN ENERGY INC.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	87-0700927 (I.R.S. Employer Identification No.)

17 Candlewood Drive West Windsor, New Jersey (Address of Principal Executive Offices)	08550 (Zip Code)

(609) 799-8921
(Issuers Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:
None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant’s revenues for the fiscal year ended December 31, 2006 were $13,489,710.

As of March 12, 2007, 6,057,069 shares of common stock of the registrant were outstanding, and the aggregate market value of the common stock of the registrant as of March 12, 2007 (based upon the $2.50 per share closing price of the common stock at that date as reported on the Over-The-Counter Bulletin Board), excluding 15,455,200 outstanding shares beneficially owned by directors and executive officers, was $15,142,672.

Transitional Small Business Disclosure Format (check one): Yes ☒ No ☐

TABLE OF CONTENTS

		Page
PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	26
Item 3.	Legal Proceedings	27
Item 4.	Submission of Matters to a Vote of Security Holders	27
PART II
Item 5.	Market for Common Equity, Related Stockholder Matters and Small
	Business Issuer Purchases of Equity Securities	27
Item 6.	Management’s Discussion and Analysis or Plan of Operation	29
Item 7.	Financial Statements	35
Item 8.	Changes in and Disagreements with Accountants on Accounting and
	Financial Disclosure	49
Item 8A.	Controls and Procedures	49
Item 8B.	Other Information	50
PART III
Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act	50
Item 10.	Executive Compensation	52
Item 11.	Security Ownership of Certain Beneficial Owners and Management and
	Related Stockholder Matters	53
Item 12.	Certain Relationships and Related Transactions and Director Independence	54
Item 13.	Exhibits	54
Item 14.	Principal Accountant Fees and Services	56

i

PART I

As used in this Annual Report, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to China Clean Energy Inc. and its subsidiaries.

This Annual Report on Form 10-KSB contains “forward-looking statements.” To the extent that any statements made in this Annual Report of Form 10-KSB contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below under the heading “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties identified in this report are not exclusive and further information concerning our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting the forward-looking statements. We advise you, however, to consult any further disclosures we may make on related subjects in our quarterly reports on Form 10-QSB and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

Item 1. Description of Business.

Company Overview

We, through our wholly-owned subsidiary, Fujian Zhongde Technology Co., Ltd., are engaged in the development, manufacturing, and distribution of biodiesel and specialty chemical products made from renewable resources. Fujian Zhongde Technology Co., Ltd. was incorporated in the Fujian Province of the People’s Republic of China in 1995. Since inception, we have been engaged in the manufacture of high-quality specialty chemical products from renewable resources. Through cooperation with outside experts at various research institutes and our research and development efforts, we formulated a proprietary process for refining biodiesel from vegetable oils and waste grease. Using this proprietary process, we began producing biodiesel in 2005 and commenced selling biodiesel commercially in December 2005.

Products

Biodiesel Segment

In November 2005 we filed an application with the State Intellectual Property Office (SIPO) of the People’s Republic of China for patent protection for our method of producing biodiesel from monomer acid. The patent application is still pending and the patent has not yet been issued. In December 2005, we began producing biodiesel and currently sell our biodiesel to regional service stations.

The term “biodiesel” generally refers to methyl esters (sometimes called “fatty acid methyl esters”) made by transesterification, a chemical process that reacts a “feedstock” oil or fat with methanol and a potassium hydroxide catalyst. The “feedstock” can be vegetable oil, such as that derived from oil-seed crops (e.g. soy, sunflower, cottonseed, rapeseed, etc.), or used frying oil (e.g. yellow grease from restaurants). In addition to biodiesel, our production process typically yields co-products that can be turned into an array of valuable specialty chemicals. We believe that this specialty chemical co-production capability improves the economic viability of producing biodiesel.

According to the National Biodiesel Board (in the United States), “biodiesel” is a clean-burning alternative fuel produced from domestic, renewable resources for use in compression ignition (diesel) engines. Biodiesel is comprised of mono-alkyl esters of long chain fatty acids derived from vegetable oils or animal fats. Biodiesel is produced from feedstock, which comes from animal fats or vegetable oils.

According to the National Biodiesel Board, biodiesel can be used in virtually any diesel engine without modification. It can be used in its pure form (called B100) or as a blend with petroleum diesel at any ratio. It can also be stored in the same containers as petroleum diesel, which allows it to use the current fuel supply infrastructure that is already in place. Biodiesel has a higher flash point (the point at which fuel ignites) than petroleum diesel, according to the National Biodiesel Board. This characteristic makes biodiesel safer than petroleum diesel because it will not combust as easily.

A commonly used form of biodiesel is a 20% blend of biodiesel with 80% petroleum diesel, known as B20. This has become a common practice of balancing benefits with costs and addressing cold weather and solvency considerations associated with biodiesel. Biodiesel provides similar horsepower and fuel economy as petroleum diesel with superior lubricity to reduce wear and tear on engines.

Chemicals Segment

We manufacture and sell a variety of industrial products using environmentally-focused chemicals derived from renewable resources, such as waste vegetable oils. Our product categories include polyamide hot-melt adhesives, printing inks, alcohol and benzene-soluble polyamide resins and various fatty acids, such as dimer acid. We believe that our vegetable oil-based products will be viewed as an increasingly attractive alternative to products made with petroleum-based chemicals as a result of rising oil prices and possible shortages, as well as increased awareness and concern for protecting the environment.

Hot- Melt Adhesives. We manufacture dimer acid-based polyamide hot-melt adhesives and a wide variety of high-performance polyamide hot-melt adhesives. We offer products with varying softening points, tensile strengths, viscosities and adhesion strengths. These products are used in a wide range of applications, from book-binding and adhesion of fabrics, leather, plastic and wood to cementation of metal, ceramics and electronic components.

Polyamide Resins. We offer a wide variety of alcohol-soluble and benzene-soluble polyamide resins for use in printing inks. Our alcohol-soluble resins have good glossiness, adhesion, heat stability and anti-freeze ability and are used primarily in various kinds of bucked plate plastic-based inks such as polypropylene, polyethylene, terylene, cellophane and paper. Our benzene-soluble polyamide resins are characterized by good dissolving ability, leveling and liberation, excellent glossiness, excellent anti-gelling properties and adhesion to plastic membranes. They are used primarily in gravure printing inks and are compatible with gravure printers that have varying rotating speed capabilities. In addition, we manufacture low molecular weight liquid polyamide resin, a flexibilizer and curing agent for epoxy resin. It is used in epoxy coating, epoxy adhesive, epoxy casting seal and epoxy varnish.

Dimer, Stearic and Monomer Acids. These are fatty acids that are used for a variety of lubricating, flexibilizing, surfactant and emulsifying applications. Dimer acid is used in the production of resins, lubricants, coatings and corrosion-resistant agents. Stearic acid, produced by hydrolysis and rectification of various kinds of vegetable oils, is widely used in plastic flexibilizers, stabilizers, surfactants and soap bases. Monomer acid, a by-product from dimer and oleic acid processing, is used in plastics, lubricants, leather agents, detergents, soaps and alkyd resins.

Printing Inks. We manufacture a variety of printing inks for gravure surface printing, gravure inner printing and flexible typographic printing on plastic, aluminum foil and paper.

The following table shows our total sales volume broken down by product category for the twelve-month period from January 1, 2006 through December 31, 2006. As shown in the table, during the twelve-month period ending December 31, 2006, dimer acid was our top selling product, accounting for 26.2% of total sales. However, biodiesel was our fastest growing product in terms of sales volume during 2006.

	Products Sold	% of Total Sales for the Period
1.	Dimer Acid	26.2%
2.	Biodiesel	24.9%
3.	Polyamide Resin	22.6%
4.	Printing Ink	10.1%
5.	Fatty Acid	4.8%
6.	Hot-Melt Adhesive	4.6%
7.	Stearic Acid	3.1%
8.	Vegetable Asphalt	2.7%
9.	Oleic Acid	0.6%
10.	Glue Water	0.4%
	Total	100%

The following table shows our total sales volume broken down by product category for the twelve-month period from January 1, 2005 through December 31, 2005. As shown in the table, during the twelve month period ended December 31, 2005, dimer acid was our top selling product, accounting for 33.7% of total sales.

	Products Sold	% of Total Sales for the Period
1.	Dimer Acid	33.7%
2.	Polyamide Resin	22.6%
3.	Printing Ink	15.5%
4.	Fatty Acid	10.0%
5.	Stearic Acid	7.8%
6.	Vegetable Asphalt	4.8%
7.	Biodiesel	2.4%
8.	Hot-Melt Adhesive	1.7%
9.	Liquid Polyamide Resin	0.7%
10.	Oleic Acid	0.5%
11.	Glue Water	0.4%
	Total	100%

Biodiesel Benefits

Significant Reductions in Greenhouse Gas and Other Emissions on a “Well-to-Wheels” Basis. We believe that the main benefit derived from using biodiesel comes from the reduction in carbon dioxide and other emissions generated when using this biodegradable, low toxicity fuel.

Petroleum diesel, in contrast to biodiesel, produces high levels of carbon dioxide (CO2), a greenhouse gas that is widely believed to be a significant contributor to global warming. It also produces other harmful pollutants, namely:

•	carbon monoxide (CO), a poisonous gas that causes smog;

•	particulates that contribute to respiratory infections, including asthma;

•	sulfur, which contributes to the formation of acid rain; and

•	unburned aromatic hydrocarbons that create smog and may be a contributing cause of cancer.

By comparison, whether used in its pure form or blended with petroleum diesel, biodiesel produces significantly lower levels of harmful emissions of carbon monoxide, particulates and unburned aromatic hydrocarbons. In addition, because biodiesel is virtually free of sulfur, we believe that the use of biodiesel will not contribute to acid-rain pollution.

Moreover, according to The Office of Renewable Fuels and Co-Products of the Iowa Department of Agriculture and Land Stewardship, when comparing biodiesel and petroleum diesel, a 100% biodiesel blend (B100) lowers carbon monoxide (CO) emissions by 44%, particulate matter emissions by 40% and sulfate emissions by 100%. A blend of blend of 20% biodiesel and 80% petroleum diesel (B20), on the other hand, lowers carbon monoxide (CO) emissions by 9%, particulate matter emissions by 8% and sulfate emissions by 20%. When B20 is used along with an oxidation catalyst, it reduces particulate matter by 45%, carbon monoxide by 41% and total hydrocarbons by 65%.

Biodegradability. According to a study performed at the University of Idaho in 2004, biodiesel tends to degrade more rapidly than petroleum diesel.

Improved Safety. According to the U.S. Department of Energy, the flash point, or temperature at which fuel “autocombusts” under pressure, of biodiesel blends increases as the percentage of biodiesel increases. Therefore, pure biodiesel or blends of biodiesel with petroleum diesel are safer to store, handle, and use than petroleum diesel.

Better Lubricity. According to the National Biodiesel Board, the addition of biodiesel, even in very small quantities, has been shown to provide increases in fuel lubricity using a variety of bench scale test methods.

Alternative Fuel Performance. According to a 1998 study jointly sponsored by the U.S. Department of Agriculture and the U.S. Department of Energy, biodiesel and petroleum diesel have very similar energy efficiencies.

The Specialty Chemical and Biodiesel Markets

We believe that oil price trends, global warming, and other environmental sustainability issues are rapidly increasing the demand for chemicals and fuels derived from renewable resources. Global prices for gasoline, diesel fuels and chemicals have been rising in the past few years as oil prices continue to increase and supply concerns accelerate. Elevated oil prices not only drive gasoline and diesel fuel prices higher but also create pressure on a wide range of petrochemical derivatives such as nylon (polyamides). In addition, technological innovations, profit motive, and the desire to reduce reliance on oil have moved bio-based chemistry and fuel production to the forefront of the global marketplace. As a result, we believe the economic, social, and environmental benefits of a new generation of bio-refinery products are rapidly becoming integrated into global economies.

People's Republic of China Specialty Chemicals Market

We view the People’s Republic of China as the world’s most attractive market for commodity and specialty chemicals alike. We believe that the long-term demand for commodity and specialty chemicals is likely to grow at a faster rate in the People’s Republic of China than in North America and Western Europe. As such, we believe that the People’s Republic of China will be a very attractive market for commodity and specialty chemicals for the foreseeable future. Demand comes from both rising domestic consumption and the country’s thriving exporters. Demand for our specialty chemical products (printing inks, adhesives, resins, and intermediary substances) continues to accelerate with the rise in domestic consumption, expansion of the People’s Republic of China’s exports and an increasing global appetite for non-petroleum based, specialty chemical products. Building and construction continues to grow at increasing rates in the People’s Republic of China and domestic consumers with more disposable income are creating new and increased demand for a wide range of products, many of which contain our adhesives, inks, polyamides, resins and related products.

In addition, the People’s Republic of China’s export manufacturing base continues to expand. The global chemical market is experiencing fundamental changes in how it operates as economic, environmental, and political pressures force the industry to rely less on petroleum products. A wave of renewable or biotech products is already replacing petroleum-based raw materials in a wide array of markets such as plastics, fibers, adhesives, resins and more. We believe the main drivers behind the acceptance of chemicals derived from renewable resources as replacements for petrochemicals are price, performance, and environmental sustainability.

Petroleum, waste, regulatory, and environmental cost pressures are now evident throughout the supply chain for chemical products. As oil prices rise and companies continue to disassociate themselves from any chemical in their supply chain that is recognized as being hazardous or harmful to the environment, petrochemicals are being replaced by environmentally pleasing chemistry alternatives.

People’s Republic of China Biodiesel Market

The People’s Republic of China biodiesel industry is still very much in its infancy. We estimate that the current total production of biodiesel nationwide is only approximately 100,000 tons while the total consumption of petroleum diesel in the People’s Republic of China is in excess of 100 million tons annually. With soaring oil prices and worsening pollution, the People’s Republic of China is expected to promote low-polluting alternatives to foreign oil and we anticipate biodiesel being recognized as a leading near term solution. Further, we believe the integration of biodiesel into the fuel supply of the People’s Republic of China can be swift and immediate, as biodiesel can be blended at any level with petroleum diesel or used in its pure form (B100) and biodiesel also make use of the existing petroleum infrastructure; i.e., tankers, storage depots, and filling stations.

Today, the government of the People’s Republic of China and an increasing number of governments around the world are encouraging the introduction of biodiesel into their transport fuel mix to reduce harmful carbon dioxide emissions, improve air quality, and lessen dependence on imported fuels.

People’s Republic of China Legislation. Recently, the Standing Committee of the National People’s Congress passed “The Renewable Energy Law of the People’s Republic of China”. The legislation aims to “promote the development and utilization of renewable energy, improve the energy structure, diversify energy supplies, safeguard energy security, protect the environment and realize the sustainable development of the economy and society.” This legislation states that fuel retail businesses must begin to include “biological liquid fuel” in their enterprises or they will suffer imposed fines.

Potential for Increase in Diesel Engines. The People’s Republic of China central government introduced an updated Auto Policy in 2004, which stipulates that gasoline consumption should decline 15% by 2010. The People’s Republic of China’s recent gasoline shortages and the enforcement of this new policy may be likely to increase the adoption of diesel cars over the next several years.

We believe that in comparison to gasoline-powered cars, diesel-powered cars are more fuel-efficient, more environmentally friendly, better suited for urban driving, safer, and more durable.

Competition

Renewable Resource Chemicals

We have several major competitors that also produce specialty chemicals from renewable resources. For instance, Jiangsu Yonglin Oil & Grease Chemicals Co., Ltd., located in the northern part of Jiangsu Province, produces polyamide resins from oleic acid. Shanghai Jiangqiao Chemical Factory, a private company located in a suburb of Shanghai, produces dimer acid from oleic acid. Zhejiang Henghua Huagong Co., Ltd., located in the Zhejiang Province, manufactures alkyd resin and polyamide resin from oleic acid. Zhejiang Huangyan Resin Chemical Industry Co., Ltd., located in Zhejiang Province, manufactures polyamide resin from oleic acid.

Biodiesel

In the area of biodiesel production, we are aware of the existence of at least four main domestic competitors: Handan Gushan Bio-energy Co., Ltd., located in Handan, Hebei Province, Longyan Zhuoyue New Energy Development Co., Ltd., located in Longyan, Fujian Province, Wuxi Huahong Bio-fuel Co., Ltd., located in Wuxi, Jiangsu Province and China Biodiesel International Holding Co. Limited, located in Longyan, Fujian Province

In addition, we may face competition from foreign competitors if such competitors choose to export their biodiesel to the People’s Republic of China.

Competitive Advantages and Strategy

Chemicals

We believe that our product formulations, price points, relationships, infrastructure, quality control standards, and reputation provide us with competitive advantages. We are currently able to maintain a lower cost structure than competitors based in the U.S. and Europe. Furthermore, we believe our competitive advantage in the People’s Republic of China is protected by our knowledge of government regulations, business practices, and strong relationships.

In comparison to our competitors in the People’s Republic of China, we believe we possess greater technological expertise, marketing knowledge and global relationships. We also view our proprietary line of multi-purpose hot-melt adhesives as key technological advantages. In addition, we believe domestic competitors typically lack the global marketing capability and reputation that we currently enjoy and are continuing to strengthen.

Biodiesel

We believe that we enjoy a material presence in the biodiesel industry near the Fujian Province, as there are only a handful of other companies currently in the market, some of which are still months or even years away from actual production. In addition, we believe our industry relationships, contracts with feedstock suppliers, cost efficient manufacturing methods and an ability to sell diesel co-products to our specialty chemical customers places us at a competitive advantage.

Growth Strategy

With growing global demand for transport fuels and clean technologies, we are focused on increasing our biodiesel production capacity. We plan to initially expand our existing 311,000 square-foot biodiesel and specialty chemical production facility located in the Fujian Province, People’s Republic of China. In addition, we are preparing to build several new biodiesel-focused production plants in

•
Jiangyin, a newly developed chemical industry zone near the harbor in the Fujian Province (approximately 15 kilometers from our existing plant to obtain synergies, greater efficiency and cost effectiveness),

•	in the Hebei Province and/or

•	in the Xinjiang Province.

As we grow and secure more customers, we will build more plants in strategic locations throughout the People’s Republic of China.

To this end, on December 25, 2006, we signed a contract to purchase land usage rights for 50 years for the construction of a new biodiesel factory located in the new Fuqing Jiangyin Industrial Park in the Fujian Province, People’s Republic of China. We expect to break ground on the new biodiesel facility within the next six to nine months.

Our vision is to be the global market leader for the development and manufacturing of energy products and specialty chemicals made from renewable resources. Management intends to grow our business by pursuing the following strategies:

•	Grow capacity and capabilities in line with market demand increases;

•	Enhance our technology through innovation, research and study, and obtain global patent protection;

•	Continue to improve operational efficiencies and use of nearly all resource by-products;

•	Further expand into global markets and diverse industry sectors; and

•	Build a strong market reputation to foster and capture future growth in the People’s Republic of China and abroad.

We also plan to expand our existing refining facilities and launch additional plants, in addition to growing our specialty chemical business lines.

Existing Plant (Fulong Industrial Zone)

Our 311,000 square-foot manufacturing facility was originally erected in 1995 with a core focus on developing and manufacturing high-quality specialty chemical products from renewable resources. This ISO9001-certified plant is located in Fuzhou City’s technology and industrial zone in the Fulong Industrial Zone of the People’s Republic of China. We are currently in the process of expanding the capacity of this facility, and expect to complete the expansion within three months.

We anticipate that expansion of this plant will be completed with minimal disruption to our current infrastructure and production schedules.

Existing Production:

•	Annual Capacity - biodiesel: 4,800 tons or approximately 1.44 million gallons

•	Annual Capacity - specialty chemicals: 18,000 tons

After Expansion:

•	Approximately $500,000 will be invested by us to build and install a new diesel platform next to the existing reactor. A portion of the budgeted $500,000 has already been committed and spent to date.

•	Engineering effort is primarily focused on increasing biodiesel and hot-melt adhesive production yields while maintaining the current quality standards.

•	Biodiesel annual production capacity will double in size to approximately 10,000 tons or approximately 3.0 million gallons.

•	Production will maintain current yields while new equipment is installed, minimizing production downtime and lost sales.

•	The expansion project has already begun and is expected to be completed within three months.

Sales and Marketing

Specialty Chemicals

To date, we have developed relationships with current and future potential customers primarily through our participation and use of seminars, trade shows, industry conferences, websites and direct sales calls. We hope to continue to build on our success by expanding our sales force in the People’s Republic of China and increasing our focus on international markets. As our business expands, we intend to develop several sales channels - direct sales, industry-specific manufacturer representatives and international strategic partnerships. Our sales strategy is designed to capitalize on our reputation, current industry trends and new market segments that have shown the most promise.

Biodiesel

We currently plan on concentrating our sales efforts on the local market in the People’s Republic of China, as demand is expected to increase steadily over the next decade. However, as the business expands, we will evaluate global biodiesel prices for opportunities abroad, depending upon shipping and export costs, as biodiesel can sell for up to 50% to 100% more at the wholesale level overseas in comparison to the price in the People’s Republic of China. While we do not plan to rely on our ability to export biodiesel for our main growth, we do view the export opportunity as a potential enhancement to our business plan, especially given the higher prices that biodiesel can be sold at markets abroad. We are currently studying our biodiesel export options.

We believe that manufacturing and feedstock cost differences create opportunities for import/export markets and cross-border investments. Such activities could substantially lower the cost and increase supplies to Europe and the U.S. A number of documents published by the International Energy Agency (IEA) discuss the development of international markets for biofuels, as there are fairly wide ranges of feedstock availability and production costs among countries and regions.

Intellectual Property

On November 9, 2005, our subsidiary, Fujian Zhongde Technology Co., Ltd., filed an application (Application No. 200510019790.9) with the State Intellectual Property Office of the People’s Republic of China (SIPO) for its process to produce biodiesel from monomer acid. On November 14, 2005, SIPO accepted this application.

On January 20, 2006, Fujian Zhongde Technology Co., Ltd. received preliminary patent approval from SIPO for its proprietary biodiesel production method.

We also own a patent for Multi-purpose Polyamide Hot Melt Adhesive and its Production Method, China Patent Registration Number ZL00132072.6 and International Patent Category #C09J177/00. The patent is valid for twenty years, from December 12, 2000 to December 11, 2020.

Customers

Biodiesel

We currently sell biodiesel to regional service stations in the People’s Republic of China. We believe that the market for biodiesel will expand and can absorb an increase in supply. Since we began selling biodiesel in December 2005 along with specialty chemicals, our best selling product has been biodiesel. In fact, from January 2006 through December 2006, sales of biodiesel accounted for approximately 25% of our total sales for that time period.

Chemicals

Our specialty chemical products are sold to companies domestically and exported globally to companies in Europe, the U.S. and Asia. We believe that high quality and low production costs have allowed us to gain successful entry into the global market and to diversify our customer base.

For the twelve-month period from January 1, 2006 through December 31, 2006, we achieved consolidated revenues of $13,489,710. During the same time period, our top ten customers - ranked by the sales amount sold to each customer - contributed $3,154,627 in revenues. The following table depicts the top ten customers for the twelve-month period from January 1, 2006 through December 31, 2006.

	Name of Customer	Products Sold	Sales for the Period by Customer	% of Sales for the Period
1.	Fuqing Zhongdong Filling Station	Biodiesel	$1,546,530	11.23%
2.	Fuqing Risheng Filling Station	Biodiesel	$1,372,151	9.96%
3.	Sanwa Chemicals Pte Ltd. (a subsidiary of Air Products & Chemicals, Inc.)	Specialty Chemicals	$1,172,683	8.51%
4.	HBG Explore Corporation	Specialty Chemicals	$1,166,476	8.47%
5.	Micro Ink Ltd	Specialty Chemicals	$884,429	6.42%
6.	Tianjin Subbranch Fuqing Zhongde Chemical, Ltd.	Specialty Chemicals	$522,169	3.79%
7.	Ink Products Co. Ltd	Specialty Chemicals	$411,205	2.99%
8.	Cangnan Oianku Sanlian Printing Ink Store	Specialty Chemicals	$381,584	2.77%
9.	Huiyang Dachang Industry Co. Ltd	Specialty Chemicals	$339,951	2.47%
10.	Advanced Chemcial Co. Ltd	Specialty Chemicals	$337,430	2.45%
	Total (Top 10)		$8,134,608	59.06%
	Total (Company)		$13,772,797	100.00%

During the twelve-month period from January 1, 2005 through December 31, 2005, we had consolidated revenues of $10,040,188. During the same time period, our top ten customers - ranked by the sales amount sold to each customer - contributed $6,026,959 in revenues. The following table depicts the top ten customers for the twelve-month period from January 1, 2005 through December 31, 2005. Please note that none of these customers were biodiesel customers, as we only began selling biodiesel commercially in December 2005.

	Name of Customer	Products Sold	Sales for the Period by Customer	% of Sales for the Period
1.	Sanwa Chemicals Pte Ltd. (a subsidiary of Air Products & Chemicals, Inc.)	Specialty Chemicals	$1,846,156	18.4%
2.	Micro Ink Ltd	Specialty Chemicals	$848,672	8.5%
3.	HGB Explore Corporation	Specialty Chemicals	$761,526	7.6%
4.	Huiyang Dachang Industrial, Ltd.	Specialty Chemicals	$591,907	5.9%
5.	Shanghai Jinyi Printing, Ltd.	Specialty Chemicals	$551,106	5.5%
6.	Fujian Fuqing Melida Chemical, Ltd.	Specialty Chemicals	$333,414	3.3%
7.	Tianjin Subbranch Fuqing Zhongde Chemical, Ltd.	Specialty Chemicals	$309,922	3.1%
8.	Fuqing Southern Color Printing, Ltd.	Specialty Chemicals	$297,587	3.0%
9.	Advanced Chemicals Pte, Ltd.	Specialty Chemicals	$244,872	2.4%
10.	Fuzhou Xinqiang Trading, Ltd.	Specialty Chemicals	$241,796	2.4%
	Total (Top 10)		$6,026,959	63.0%
	Total (Company)		$10,040,188	100.00%

Regulation

We are subject to environmental regulation by both the central government of the People’s Republic of China and by local government agencies. Since our inception, we have been in compliance with all applicable regulations.

Under the State Environmental Protection Administration of the People’s Republic of China, all chemical and biodiesel manufacturing facilities are required to obtain a Discharge Permit and a Safe Production Permit. We have both of these permits. These permits are valid for a period of three years and may be renewed for additional periods of three years. In order to renew the Safe Production Permit, the subject facility must not have had any accidents during the previous three years. In addition, the local environmental protection administration inspects waste-water, gas and solid waste discharges and issues an examination report each calendar quarter. In order to renew the Discharge Permit, the subject facility must have consistently passed the local government inspections for the prior three years.

In addition, we expect the government of the People’s Republic of China to release an official standard for biodiesel within one year. We will seek to qualify our products for the biodiesel standard when it is released. We believe that we are well positioned to qualify due to our early production of biodiesel as well as our longstanding history of being in operation since 1995, among other things.

Employees

We have 132 employees, 131 of which are full time employees. To the best of our knowledge, we are compliant with local prevailing wage, contractor licensing and insurance regulations, and have good relations with our employees.

RISK FACTORS

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Annual Report, including our financial statements and related notes. Our business, financial condition and results of operations could be harmed by any of the following risks. If any of the events or circumstances described below were to occur, our business, financial condition and results of operations could be materially adversely affected. As a result, the trading price of our common stock could decline, and investors could lose part or all of their investment.

Risks Related to Our Business

We are in a development stage with a limited operating history, which makes it difficult to evaluate our business.

We are currently in a development stage and to date have only one manufacturing facility. Our limited operating history as a manufacturer and distributor of biodiesel makes it difficult for prospective investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to financial success.

Our business is speculative and dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of necessary feedstock sources and the sale and distribution of our biodiesel on terms that will be commercially viable for us. There can be no assurance that our efforts will be successful or result in revenue or profit. There is no assurance that we will earn significant revenues or that investors will not lose their entire investment.

Unanticipated problems in our engineering and construction operations may harm our business and viability.

Our future cash flow depends on our ability to timely design, construct and complete two or three new biodiesel refineries. If our engineering and construction operations are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons (including, but not limited to, technical difficulties, poor weather conditions, and business interruptions due to terrorism or otherwise), our business may experience a substantial setback. Because we are at the planning stage of constructing a new facility, we are particularly vulnerable to events such as these. Prolonged problems may threaten the commercial viability of construction of our planned facilities. Moreover, the occurrence of significant unforeseen conditions or events in connection with construction of our new facility may require us to reexamine our business model. Any change to our business model may adversely affect our business.

Our results of operations, financial position and business outlook will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

Our results are substantially dependent on commodity prices, especially prices for feedstock, biodiesel, petroleum diesel and materials used in the construction of our proposed refineries. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions and factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstock.

Biodiesel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for biodiesel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition. Price fluctuations for biodiesel may also impact the investment market, and our ability to raise investor capital. Any future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and future results of operations.

We may be unable to obtain the additional capital required to implement our business plan, which will negatively impact our ability to grow our business.

We expect that current capital and other existing resources will be sufficient only to provide a limited amount of working capital. On their own, the revenues generated from the designing and building biodiesel refineries and the proceeds from the two recently completed private placements of securities are not currently sufficient to fund operations and planned growth. We will require additional capital to continue to expand our business beyond the initial phase. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

Future construction and operation of biodiesel refineries, capital expenditures to build and operate our refineries, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow.

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely, and these are likely to be dilutive to the existing stockholders, as we issue additional shares of common stock to investors in future financing transactions. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel industry, the fact that we are a new enterprise without a proven operating history, the location of our biodiesel refineries in the People’s Republic of China and the price of biodiesel and oil on the commodities market, which will impact the amount of available asset-based financing. Furthermore, if petroleum or biodiesel prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our reliance upon a limited number of feedstock suppliers may hinder our ability to be profitable.

Nine feedstock suppliers collectively provide us with approximately 92% of our feedstock. Should any of these suppliers terminate their supply relationships with us, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us, we may be unable to procure sufficient feedstock to satisfy demand for our end products. Moreover, there is presently a finite number of feedstock suppliers within the People’s Republic of China. Thus, as demand for biodiesel products continues to increase, feedstock supplies will likely decrease, causing the price of feedstock to increase proportionally. If we are unable to obtain adequate quantities of feedstock at economically viable prices, our business could become unprofitable and investors could suffer a loss with respect to their investment in us.

Strategic relationships upon which we may rely are subject to change, leading to uncertainty and a negative impact on our business.

Our ability to identify and enter into commercial arrangements with feedstock suppliers, construction contractors, equipment fabricators and customers will depend on developing and maintaining close working relationships with industry participants. Our success in this area will also depend on our ability to select and evaluate suitable projects, as well as to consummate transactions in a highly competitive environment. These realities are subject to change and may impair our ability to grow.

To develop our business, we will use the business relationships of management in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained, particularly if members of the management team leave us. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively impacted.

A large portion of our sales is concentrated in a few major customers; loss of any of those customers would have a material adverse impact on our revenues.

Our five largest customers accounted for approximately 45% of our sales in 2005 and 40% of our sales in 2006. Our largest customer accounted for 18% of sales in 2005 and our two largest customers each accounted for over 9% of sales in 2006. If not replaced, the loss of any of these customers could significantly reduce our revenues and adversely affect the value of an investment in us.

We are dependent on others for sales of a significant portion of our products, which may place us at a competitive disadvantage and reduce profitability.

We only have a small sales force of our own to market our biodiesel and specialty chemical products. As such, we expect to contract with third parties to market and distribute some of our biodiesel and specialty chemical products. We have no definitive agreements at this time. As a result, we will be somewhat dependent on whomever we contract with to market our biodiesel and specialty chemical products. There is no assurance that we will be able to enter into contracts with any biodiesel or specialty chemical products brokers or distributors on acceptable terms. If any of our distributors breaches its contract with us or does not have the ability, for financial or other reasons, to market all of the biodiesel or specialty chemicals products we produce, we will not have any other readily available means to sell our products. Our lack of a sufficient sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel or specialty chemical products may result in less income from sales.

The success of our business depends upon the continuing contributions of our Chief Executive Officer and other key personnel and our ability to attract other employees to expand our business.

We rely heavily on the services of Tai-ming Ou, our Chief Executive Officer, as well as several other senior management personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than Gary Zhao, our Chief Financial Officer, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission. Except for Gary Zhao, none of our key personnel are party to any employment agreements. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

We plan to grow very rapidly, which will place strains on management and other resources.

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process. We have a relatively short operating history and have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage our expected growth, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

Increases in our energy expenses will negatively impact operating results and financial condition.

Our biodiesel and specialty chemical production costs will be dependent on the costs of the energy sources used to run our refineries. These costs are subject to fluctuations and variations in different locales in which we intend to operate, and we may not be able to predict or control these costs. If these costs exceed our expectations, this may adversely affect our results of operations.

We may be unable to locate suitable properties and obtain the development rights needed to build and expand our business.

Our business plan focuses on designing, building and operating biodiesel refineries for our own account. Although we were able to successfully enter into an agreement to purchase land use rights in Jiang Yin, People’s Republic of China to construct our second biodiesel refinery for our own account, our ability to acquire quality and reliable properties and facilities in the future may be unpredictable and we may be required to delay construction of our facilities, which will create unanticipated costs and delays. In the event that we are not successful in identifying and obtaining development rights on suitable properties for building and operating biodiesel refineries, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected.

The production, sale and distribution of biodiesel are dependent on the sufficiency of necessary infrastructure which may not occur on a timely basis, if at all, and our operations could be adversely affected by infrastructure disruptions.

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	adequate highway or rail capacity, including sufficient numbers of dedicated tanker trucks or cars;

•	sufficient storage facilities for feedstock and biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets; and

•	expansion of refining and blending facilities to handle biodiesel.

Substantial investments required for these infrastructure changes and expansions may not be made or they may not be made on a timely basis. Any delay or failure in making the changes to or expansion of infrastructure could hurt the demand or prices for our products, impede our delivery of products, impose additional costs on us or otherwise have a material adverse effect on our results of operations or financial position. Our business is dependent on the continuing availability of infrastructure and any infrastructure disruptions could have a material adverse effect on our business.

Our commercial success will depend in part on our ability to obtain and maintain protection of our intellectual property.

Our success will depend in part on our ability to maintain or obtain and enforce patent and other intellectual property protection for our technologies and to preserve our trade secrets, and to operate without infringing upon the proprietary rights of third parties. We have obtained or developed rights to one patent and one patent application in the People’s Republic of China, and may, in the future, seek rights from third parties to other patent applications or patented technology. Significant aspects of our technology are currently protected as trade secrets, for which we intend to file patent applications when appropriate. There can be no assurance that a patent will issue from the patent application filed or that the scope of any claims granted in any patent will provide us with proprietary protection or a competitive advantage. We cannot be certain that the creators of our technology were the first inventors of inventions covered by our patent and patent application or that they were the first to file. Accordingly, there can be no assurance that our patent and patent application are valid or will afford us with protection against competitors with similar technology. The failure to obtain or maintain patent or other intellectual property protection on the technologies underlying our biodiesel refining and specialty chemical manufacturing processes may have a material adverse effect on our competitive position and business prospects. It is also possible that our technologies may infringe on patents or other intellectual property rights owned by others. We may have to alter our products or processes, pay licensing fees, defend an infringement action or challenge the validity of the patents in court, or cease activities altogether because of patent rights of third parties, thereby causing additional unexpected costs and delays to us. There can be no assurance that a license will be available to us, if at all, upon terms and conditions acceptable to us or that we will prevail in any intellectual property litigation. Intellectual property litigation is costly and time consuming, and there can be no assurance that we will have sufficient resources to pursue such litigation. If we do not obtain a license under such intellectual property rights, are found liable for infringement or are not able to have such patents declared invalid, we may be liable for significant money damages and may encounter significant delays in bringing products and services to market.

We face significant competition, which many negatively impact our future growth.

We face competition from other producers of biodiesel with respect to the procurement of feedstock, obtaining suitable properties for the construction of biodiesel refineries and selling biodiesel and related products. Such competition could be intense thus driving up the cost of feedstock and driving down the price for our products. Competition will likely increase as prices of energy on the commodities market, including petroleum and biodiesel, rise, as they have in recent years. Additionally, new companies are constantly entering the market, thus increasing the competition. Increased competition could also have a negative impact on our ability to obtain additional capital from investors. Larger foreign owned and domestic companies that have been engaged in this business for substantially longer periods of time may have access to greater resources. These companies may have greater success in the recruitment and retention of qualified employees, as well as in conducting their own refining and fuel marketing operations, which may give them a competitive advantage. In addition, actual or potential competitors may be strengthened through the acquisition of additional assets and interests. If we are unable to compete effectively or adequately respond to competitive pressures, this may materially adversely affect our results of operation and financial condition.

Our business is subject to local legal, political, and economic factors that are beyond our control.

We believe that the current political environment for construction of biodiesel refineries is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the biodiesel industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in biodiesel, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

Our business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities within the People’s Republic of China. We believe that we either hold or will be able to obtain all necessary licenses and permits to carry on the activities that we contemplate, and that we will be able to obtain the licenses and permits necessary for our future biodiesel refineries and operations. However, our ability to obtain, sustain, or renew such licenses and permits on acceptable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain, loss of or denial of, extension as to any of these licenses or permits may have a material adverse effect on our operations and financial condition.

Penalties we may incur could impair our business.

Failure to comply with government regulations could subject us to civil and criminal penalties, require us to forfeit property rights and may affect the value of our assets. We may also be required to take corrective actions, including, but not limited to, installing additional equipment, which could require us to make substantial capital expenditures. We could also be required to indemnify our employees in connection with any expenses or liabilities that they may incur individually in connection with regulatory action against them. These could result in a material adverse effect on our prospects, business, financial condition and our results of operation.

We are subject to financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

On October 24, 2006 we became subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended. Under these rules, among other things, we must evaluate the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Risks Related to Doing Business in the People’s Republic of China

We face the risk that changes in the policies of the government of the People’s Republic of China could have a significant impact upon our business and profitability.

The economy of the People’s Republic of China is in a transition from a planned economy to a market oriented economy subject to five-year and annual plans adopted by the government that set national economic development goals. Policies of the People’s Republic of China can have significant effects on the economic conditions of the People’s Republic of China. The government of the People’s Republic of China has confirmed that economic development will follow the model of a market economy. Under this direction, we believe that the People’s Republic of China will continue to strengthen its economic and trading relationships with foreign countries and business development in the People’s Republic of China will follow market forces. While we believe that this trend will continue, there can be no assurance that this will be the case. A change in policies by the government of the People’s Republic of China could adversely affect our interests by, among other factors:

•	changes in laws,

•	imposition of new regulations or the interpretations of such regulations,

•	confiscatory taxation,

•	restrictions on currency conversion, imports or sources of supplies, or

•	the expropriation or nationalization of private enterprises.

Although the government of the People’s Republic of China has been pursuing economic reform policies for more than two decades, there is no assurance that the government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption, or other circumstances affecting political, economic and social life in the People’s Republic of China.

The laws and regulations of the People’s Republic of China governing our current business operations are sometimes vague and uncertain. Any changes in these laws and regulations may have a material and adverse effect on our business.

There are substantial uncertainties regarding the interpretation and application of laws and regulations of the People’s Republic of China, including but not limited to, the laws and regulations governing our business, or the enforcement and performance of our arrangements with customers in the event of the imposition of statutory liens, death, bankruptcy and criminal proceedings. We are considered a foreign person or foreign funded enterprise under the laws of the People’s Republic of China, and, as such, we are required to comply with the laws and regulations of the People’s Republic of China. These laws and regulations are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness of newly enacted laws, regulations or amendments may be delayed, resulting in detrimental reliance by foreign investors. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively. We cannot predict what effect the interpretation of existing or new laws or regulations of the People’s Republic of China may have on our businesses.

A slowdown or other adverse developments in the economy of the People’s Republic of China may materially and adversely affect our customers, demand for our products and our business.

Much of our operations are conducted in the People’s Republic of China and much of our revenue is generated from sales in the People’s Republic of China. Although the economy of the People’s Republic of China has grown significantly in recent years, we cannot assure investors that such growth will continue. The renewable energy industry in the People’s Republic of China is relatively new and growing, and we therefore do not know how sensitive it is to a slowdown in economic growth or other adverse changes in the economy of the People’s Republic of China. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the People’s Republic of China could materially reduce the demand for our products and materially and adversely affect our business.

Inflation in the People’s Republic of China could negatively affect our profitability and growth.

While the People’s Republic of China economy has experienced rapid growth, such growth has been uneven among various sectors of the economy and in different geographical areas of the country. Rapid economic growth can lead to growth in the money supply and rising inflation. If prices for our products rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on profitability. In order to control inflation in the past, the People’s Republic of China has imposed controls on bank credits, limits on loans for fixed assets and restrictions on state bank lending. Such an austere policy can lead to a slowing of economic growth. On October 28, 2004, the People’s Bank of China, the People’s Republic of China’s central bank, raised interest rates for the first time in nearly a decade and indicated in a statement that the measure was prompted by inflationary concerns. Repeated rises in interest rates by the central bank would likely slow economic activity in the People’s Republic of China, which could, in turn, materially increase our costs and also reduce demand for our products.

Governmental control of currency conversion may affect the value of an investment in us.

The government of the People’s Republic of China imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the People’s Republic of China. In 2006, approximately 67% of our revenues was received in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing People’s Republic of China foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the People’s Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required whenever Renminbi is to be converted into foreign currency and remitted out of the People’s Republic of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

The People’s Republic of China may also at its discretion restrict access in the future to foreign currencies for current account transactions. If the foreign exchange control system prevents us from obtaining sufficient foreign currency to satisfy our currency demands, we may not be able to pay certain of our expenses as they come due.

The fluctuation of the Renminbi may materially and adversely affect investments in us.

The value of the Renminbi against the U.S. dollar and other currencies may fluctuate and is affected by, among other things, changes in the political and economic climate of the People’s Republic of China. As part of our business relies on revenues earned in the People’s Republic of China, any significant revaluation of the Renminbi may materially and adversely affect our cash flows, revenues and financial condition. For example, to the extent that we need to convert U.S. dollars we receive from an offering of our securities into Renminbi for our operations, appreciation of the Renminbi against the U.S. dollar could have a material adverse effect on our business, financial condition and results of operations. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of making payments for dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of the Renminbi that we convert would be reduced. In addition, the depreciation of significant U.S. dollar denominated assets could result in a charge to our income statement and a reduction in the value of these assets.

On July 21, 2005, the People’s Republic of China changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 6% appreciation of the Renminbi against the U.S. dollar as of December 31, 2006. While the international reaction to the Renminbi revaluation has generally been positive, pressure remains on the People’s Republic of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

Recent People’s Republic of China State Administration of Foreign Exchange (“SAFE”) Regulations regarding offshore financing activities by residents of the People’s Republic of China have undergone a number of changes that may increase the administrative burden we face. The failure by our stockholders who are residents of the People’s Republic of China to make any required applications and filings pursuant to such regulations may prevent us from being able to distribute profits and could expose us and our People’s Republic of China resident stockholders to liability under the laws of the People’s Republic of China.

SAFE issued a public notice (the “October Notice”) effective November 1, 2005 that requires registration with SAFE by the People’s Republic of China resident stockholders of any foreign holding company of a People’s Republic of China entity. Without registration, the People’s Republic of China entity cannot remit any of its profits out of the People’s Republic of China as dividends or otherwise. However, it is uncertain how the October Notice will be interpreted or implemented regarding specific documentation requirements for a foreign holding company formed prior to the effective date of the October Notice, such as in our case. While our local counsel has advised us that only the People’s Republic of China resident stockholders who receive the ownership of the foreign holding company in exchange for ownership in the People’s Republic of China operating company are subject to the October Notice, there can be no assurance that SAFE will not require our other People’s Republic of China resident stockholders to make disclosure. In addition, the October Notice requires that any monies remitted to residents of the People’s Republic of China outside of the People’s Republic of China be returned within 180 days. However, there is no indication of what the penalty will be for failure to comply or if stockholder non-compliance will be considered to be a violation of the October Notice by us or otherwise affect us.

In the event that the proper procedures are not followed under the SAFE October Notice, we could lose the ability to remit monies outside of the People’s Republic of China and would therefore be unable to pay dividends or make other distributions. Our People’s Republic of China resident stockholders could be subject to fines, other sanctions and even criminal liabilities under the People’s Republic of China Foreign Exchange Administrative Regulations promulgated January 29, 1996, as amended.

Our current tax status is uncertain, exposing us to potential liability.

Pursuant to the relevant laws and regulations in the People’s Republic of China, Fujian Zhongde Technology Co., Ltd., as a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China, is entitled to an exemption from the People’s Republic of China enterprise income tax for two years. Thereafter, it is entitled to 50% relief from the People’s Republic of China enterprise income tax for the next three years. Because Fujian Zhongde Technology Co., Ltd. was transformed into a WOFE in February 2006, it should be entitled to such relief.

Such tax exemption status has not yet been formally approved by the local tax authorities. We are in the process of requesting a written confirmation. We understand from the authorities that the exact commencement date for the tax exemption period is from February 20, 2006, the date on which Fujian Zhongde Technology Co., Ltd. was transformed into a WOFE. However, the taxes we paid for the period from February 20, 2006 to the present will not be refunded.

Further, there can be no assurance that the central government will not audit our previous tax returns and payments and require that we pay additional taxes and penalties in the future that could materially and adversely affect our business and financial condition.

Any recurrence of severe acute respiratory syndrome, or SARS, or another widespread public health problem, could adversely affect our operations.

A renewed outbreak of SARS or another widespread public health problem in the People’s Republic of China, where much of our revenue is derived, could have an adverse effect on our operations. Our operations may be impacted by a number of health-related factors, including quarantines or closures of some of our offices that would adversely disrupt our operations. Any of the foregoing events or other unforeseen consequences of public health problems could adversely affect our operations.

Because our principal assets are located outside of the U.S. and all of our directors and officers reside outside of the U.S., it may be difficult for investors to enforce their rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or to enforce a U.S. court judgment against us or them in the People’s Republic of China.

All of our directors and officers reside outside of the U.S. In addition, Fujian Zhongde Technology Co., Ltd., our operating subsidiary, is located in the People’s Republic of China and substantially all of its assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The People’s Republic of China historically has not adopted a western style of management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the People’s Republic of China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet western standards.

Risks Relating to Our Organization

Our executive officers beneficially own a substantial percentage of our outstanding common stock, which gives them control over certain major decisions on which our stockholders may vote, which may discourage an acquisition of us.

Tai-ming Ou, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 40% of our outstanding common stock and our directors and executive officers as a group collectively own approximately 49% of our outstanding shares. The interests of management may differ from the interests of other stockholders. As a result, our executive management will have the right and ability to exert significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	Electing or defeating the election of directors;

•	Amending or preventing amendment of our Certificate of Incorporation or By-laws;

•	Effecting or preventing a merger, sale of assets or other corporate transaction; and

•	The outcome of any other matter submitted to the stockholders for vote.

Our management’s stock ownership may discourage a potential acquirer from seeking to acquire shares of our common stock or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Because we became public by means of a share exchange agreement, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a share exchange agreement. Specifically, securities analysts of major brokerage firms may not provide coverage of us because there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Failure to cause a registration statement to become effective in a timely manner could materially adversely affect us.

We agreed, at our expense, to prepare a registration statement covering the resale of shares of common stock issued to investors on October 24, 2006 and November 9, 2006 and to use our best efforts to cause such registration statement to be declared effective by the Securities and Exchange Commission on or before April 23, 2007. There are many reasons, including those over which we have no control, that could delay the effectiveness of the registration statement, including delays resulting from the Securities and Exchange Commission review process and comments raised by the Securities and Exchange Commission during that process. Failure to cause a registration statement to become effective in a timely manner could result in our payment to investors of liquidated damages equal to 1% of each investor’s aggregate stock purchase price for each 30 day period beyond April 23, 2007 that the registration statement has not been declared effective by the Securities and Exchange Commission, provided damages may not exceed 6% of the investors aggregate stock purchase price.

Risks Relating to Our Common Stock

Our stock price may be volatile, so investors could lose their investment.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	Technological innovations or new products and services by us or our competitors;

•	Additions or departures of key personnel;

•	Limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	Sales of the common stock, particularly following effectiveness of the resale registration statement of which this prospectus forms a part;

•	Our ability to execute our business plan;

•	Operating results that fall below expectations;

•	Industry developments;

•	Economic and other external factors; and

•	Period-to-period fluctuations in our financial results.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

There may be a limited market for our securities and we may fail to qualify for a listing on a national securities exchange such as the NASDAQ Stock Market or the American Stock Exchange.

Although we plan on applying for listing of our common stock on a national stock exchange such as the NASDAQ Stock Market or the American Stock Exchange once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such a market will be sustained or desirable. At the present time, we do not qualify for certain of the initial listing requirements of the NASDAQ Stock Market or the American Stock Exchange. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board or in what are commonly referred to as the “pink sheets.” Under such circumstances, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and large investors.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain needed capital.

Our common stock may be deemed a “penny stock,” which would make it more difficult for investors to sell their shares.

Our common stock may be subject to the “penny stock” rules adopted under section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. If our securities are subject to the penny stock rules, stockholders will find it more difficult to dispose of our securities.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of common stock in the public market, including shares issued upon the effectiveness of a registration statement or upon the expiration of any statutory holding period under Rule 144 of the Securities Act of 1933, as amended, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make it more difficult for us to secure additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

Provisions of our Certificate of Incorporation and Delaware law could deter a change of control, which could discourage or delay offers to acquire us.

Provisions of our Certificate of Incorporation and Delaware law may make it more difficult for someone to acquire control of us or for our stockholders to remove existing management, and might discourage a third party from offering to acquire us, even if a change in control or in management would be beneficial to stockholders. For example, our Certificate of Incorporation allows us to issue shares of preferred stock without any vote or further action by stockholders.

Our Certificate of Incorporation authorizes the board to create new series of preferred stock without further approval by stockholders, which could adversely affect the rights of the holders of common stock.

Pursuant to our Certificate of Incorporation, our Board of Directors has the authority to fix and determine the relative rights and preferences of our preferred stock. The Board of Directors also has the authority to issue preferred stock without further stockholder approval. As a result, the Board of Directors could authorize the issuance of a series of preferred stock that grants holders a liquidation preference, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to have their shares redeemed by us, together with a premium, prior to the any redemption of our common stock. In addition, our Board of Directors could authorize the issuance of a series of preferred stock that has greater voting power than the common stock or that is convertible into common stock, which could decrease the relative voting power of our common stock or result in dilution to our existing stockholders.

Volatility in our common stock price may subject us to securities litigation.

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

The elimination of monetary liability against our directors under Delaware law and the existence of indemnification rights to our directors may result in substantial expenditures by us and may discourage lawsuits against our directors.

Our Certificate of Incorporation provides that, to the fullest extent that the General Corporation Law of the State of Delaware permits, none of our directors shall be personally liable to either us or our stockholders for any breach in his or her fiduciary duties as a director. This provision creates an indemnification obligation by us that could ultimately cause us to incur substantial expenditures to cover the cost of settlement or damage awards against our directors. This provision and resultant costs may also discourage us from bringing a lawsuit against directors for breaches of their fiduciary duties and may similarly discourage the filing of derivative litigation by our stockholders against our directors even though such actions, if successful, might otherwise benefit us and our stockholders.

Item 2.  Description of Property

Our Chinese headquarters are currently located in approximately 573 square meters of office space at Fulong Industry Zone, Longtian Town, Fuqing City, Fujian, China 35013.

We own a 311,000 square-foot manufacturing facility located at the same location. In the opinion of our management, this facility is adequately covered by insurance. In the People’s Republic of China, the ownership of land belongs to the government of the People’s Republic of China, and private entities and individuals can only acquire land use rights for a certain period of time. Our land use rights for our facility started on June 1, 1998 and expire on May 31, 2047.

On December 25, 2006, we signed a contract with Fuzhou City Jiangyin Industry District Management Committee to purchase land usage rights for 50 years at a purchase price of 18,549,000 Renminbi, or approximately $2.5 million. 50% of the purchase price was paid within 10 days of signing, with an additional 30% being due on the 3 month anniversary of the agreement and the remaining 20% due on the 6 month anniversary of the agreement. We plan to use this land usage right to construct a new biodiesel factory located in the new Fuqing Jiangyin Industrial Park in the Fujian Province of the People’s Republic of China. The new factory site is approximately 50 miles from Fuzhou, the Capital City of Fujian Province, and 15 miles from our existing facility. We expect to break ground on the new biodiesel facility within the next six to nine months, pending completion of the new Fuqing Jiangyin Industrial Park’s infrastructure construction. Work on this facility will be divided into two phases of construction. The first phase will require approximately a $9 million investment (including $2.5 million for land usage rights) and will increase our biodiesel production capacity by approximately 50,000 tons per year. The second phase will require an additional $6 million investment and will increase biodiesel production capacity approximately by an additional 50,000 tons per year. We expect the first and second phases of construction to be completed by the first half of 2008 and end of 2008, respectively.

We rent office space at 17 Candlewood Drive West Windsor, New Jersey, for 16,000 Renminbi per month (approximately $2,070 United States Dollars), pursuant to an Office Rental Agreement, dated February 28, 2007, with Sonia Ma. Pursuant to the terms of the Office Rental Agreement, Ms. Ma also provides us with office furniture, computer equipment, telephone service and voice mail at cost. The term of the Office Rental Agreement is for one year with an option to renew upon the mutual agreement of both parties.

Item 3.  Legal Proceedings.

We are not presently a party to any pending litigation nor, to the knowledge of our management, is any litigation threatened against us.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2006 to a vote of our stockholders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board since July 6, 2006. From July 6, 2006 through October 22, 2006, our trading symbol was HXPL.OB and since October 23, 2006 our trading symbol has been CCGY.OB. Prior to July 6, 2006, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year 2006
Third Quarter (from July 6, 2006)	$0.68	$0.23
Fourth Quarter	$2.70	$0.22
Fiscal Year 2007
First Quarter (through March 12, 2007)	$3.10	$1.85

The last reported sales price of our common stock on the OTC Bulletin Board on March 12, 2007 was $2.50 per share. As of March 12, 2007, there were approximately 71 holders of record of our common stock.

We do not have any equity compensation plans.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors.

Sales of Unregistered Equity Securities during the Fourth Quarter ended December 31, 2006

On October 24, 2006, we accepted subscriptions for a total of 1,050,000 shares of common stock, at a purchase price of $1.00 per share, from a group of accredited investors. We received gross proceeds from this closing of $1,050,000. This offering was made solely to “accredited investors,” as that term is defined in Regulation D under the Securities Act of 1933, as amended. The shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On October 24, 2004, pursuant to a Share Exchange Agreement with the shareholders of China Clean Energy Resources, Ltd., we issued 15,995,000 shares of common stock to the shareholders of China Clean Energy Resources, Ltd. in exchange for 100% of the common shares of China Clean Energy Resources, Ltd. The issuance of these shares of common stock to the shareholders of China Clean Energy Resources, Ltd. pursuant to the Share Exchange Agreement was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 24, 2006, we issued Yongfu Zhu 408,333 shares of common stock as compensation for consulting services. The issuance of these shares to such person was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 24, 2006, we issued Olivia Hsin-Yu Chao 408,333 shares of common stock as compensation for consulting services. The issuance of these shares to such person was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 24, 2006, we issued Fred Chang 204,167 shares of common stock as compensation for consulting services. The issuance of these shares to such person was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 24, 2006, we issued Liuyi Zhang 204,167 shares of common stock as compensation for consulting services. The issuance of these shares to such person was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 24, 2006, we issued Zuyuan Zheng 175,000 shares of common stock as compensation for consulting services. The issuance of these shares to such person was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 24, 2006, we issued Avenndi, LLC 5,000 shares of common stock as compensation for consulting services. The issuance of these shares to Avenndi, LLC was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On October 24, 2006, we issued Westminster Securities Corporation 200,000 shares of common stock as compensation for financial advisory services. The issuance of the shares to Westminster Securities Corporation was exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof.

On November 9, 2006, we accepted a subscription for a total of 250,000 shares of common stock, at a purchase price of $1.00 per share, from an accredited investor. We received gross proceeds of $250,000 from the offering. This offering was made solely to a single “accredited investor,” as that term is defined in Regulation D under the Securities Act of 1933, as amended. The shares of common stock were not registered under the Securities Act of 1933 as amended, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act of 1933, as amended, and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 6.  Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read together with the information contained in the consolidated financial statements, pro forma financial statements and the related notes included elsewhere in this prospectus. The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Company Overview

We were originally incorporated in Delaware under the name “Hurley Exploration Inc.” on November 12, 2004 to conduct mineral exploration activities. On October 13, 2006, in anticipation of our acquisition of China Clean Energy Resources, Ltd., we abandoned this enterprise and changed our name to China Clean Energy Inc. On October 24, 2006, we acquired China Clean Energy Resources, Ltd. pursuant to the terms of a Share Exchange Agreement. This transaction was accounted for as a reverse acquisition (recapitalization), with China Clean Energy Resources, Ltd. deemed to be the accounting acquirer and us as the legal acquirer. Accordingly, the financial statements are those of China Clean Energy Resources, Ltd. and its subsidiary to October 24, 2006. The basis of the assets, liabilities and retained earnings of China Clean Energy Resources, Ltd., the accounting acquirer, were carried over in the recapitalization. Upon the closing of this transaction, we became a Chinese renewable resource-based biodiesel and specialty chemicals manufacturer and distributor.

China Clean Energy Resources, Ltd. was incorporated in the British Virgin Islands on February 13, 2006 for the sole purpose of holding a 100% interest in Fujian Zhongde Technology Co., Ltd. As such, China Clean Energy Resources, Ltd. does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Technology Co., Ltd., a Chinese company that was incorporated in the Province of Fujian, China on July 10, 1995.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005.

Revenues. During the year ended December 31, 2006, we had net sales of $13,489,710, as compared to net sales of $10,040,188 during the year ended December 31, 2005, an increase of approximately 34.36%. This increase is attributable to our expanded sales force and the introduction of new products.

Gross Profit. Cost of goods sold, which consists of direct labor, overhead and product costs, was $9,699,164 for the year ended December 31, 2006, as compared to cost of goods sold of $7,270,006 for the year ended December 31, 2005. We had a gross profit of $3,790,546 for the year ended December 31, 2006, as compared to gross profit of $2,770,182 for the year ended December 31, 2005, representing gross margins of approximately 28.10% and 27.59%, respectively. The increase in gross profits is attributable to increased sales.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses, and wages and salaries totaled $411,850 for the year ended December 31, 2006, as compared to $390,259 for the year ended December 31, 2005, an increase of approximately 5.53%. This increase is primarily attributable to our expanded sales team and activities that are in turn reflected in our increased sales. We believe that our selling expenses will continue to increase as sales continue to grow.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $1,233,646 for the year ended December 31, 2006, as compared to $373,171 for the year ended December 31, 2005, an increase of approximately 230.58%. This increase is primarily attributable to the increase in auditing, legal, investor relations, and financial advisory fees incurred in 2006 and our “reverse acquisition” of China Clean Energy Resources, Ltd. on October 24, 2006. Expenses for the year ended December 31, 2006, include a nonrecurring, one time charge of $464,550 for consulting fees paid in cash and stock relating to the “reverse acquisition” of China Clean Energy Resources, Ltd.

Net Income. We had a net income of $1,269,860 for the year ended December 31, 2006, as compared to net income of $1,310,211 for the year ended December 31, 2005, a decrease of approximately 3%. This decrease in net income was attributable to the $860,475 increase in general and administrative and other operating expenses and the $122,810 increase in income taxes, offset by the $1,020,364 increase in gross profit. Without the nonrecurring one time charge of $464,550 relating to the “reverse acquisition” of China Clean Energy Resources Ltd., the net income for the year ended December 31, 2006 would have been $1,734,410, an increase of approximately 32%.

Liquidity and Capital Resources

We have historically met our liquidity and capital requirements from a variety of sources, including internally generated cash, short-term borrowings from both related parties and financial institutions, and sales of common stock.

As of December 31, 2006, and December 31, 2005, we had cash and cash equivalents of $2,241,712 and $3,175,128, respectively. The decrease in cash and cash equivalents was due primarily to the $2,703,910 used in investing activities, offset partially by the $1,397,579 provided by operating activities and the $257,905 provided by financing activities.

The $2,703,910 net cash used in investing activities in 2006 was primarily attributable to the $2,063,652 in property, plant, and equipment additions and the $545,225 addition to land use rights resulting from land levies charged by local government authorities. The property, plant and equipment additions were incurred to increase the production capacity of the Company’s biodiesel and specialty chemicals production facilities.

The $1,397,579 net cash provided by operating activities in 2006 was primarily attributable to the $1,269,860 net income, the $785,586 noncash charges for stock-based compensation, depreciation, and amortization, and the $358,201 decrease in inventories, offset by the $433,820 increase in accounts receivable, the $286,134 decrease in accounts payable and accrued liabilities, and the $248,389 decrease in income taxes payable.

The $257,905 net cash provided by financing activities in 2006 was primarily attributable to $1,265,000 net proceeds from sale of common stock offset by $753,420 dividends paid and $296,525 in repayments of loans from related parties. In October and November 2006, we accepted subscriptions for a total of 1,300,000 shares of common stock at a price of $1.00 per share.
On December 25, 2006, Fujian Zhongde executed a contract to acquire land use rights for 50 years for certain land located in the Fujian Province of the Peoples Republic of China for a total purchase price of approximately $2,400,000. 50% of the purchase price has been paid, 30% is due March 25, 2007, and 20% is due June 25, 2007. The contract also contemplates that a new affiliated company of Fujian Zhongde will build a new biodiesel facility on this land costing approximately $15,000,000. Financing of the land use rights and subsequent construction costs is expected to come from a future private placement of the Company’s common stock and/or debt financing. However, there is no assurance that the Company will be able to secure such financing.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section are based upon the consolidated financial statements of us and our subsidiaries, which have been prepared in accordance with the generally accepted accounting principles in the United States. During the preparation of the financial statements we are required to make estimates and judgment that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under current conditions. Actual results may differ from these estimates under different assumptions or conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principals upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition. We recognize sales when the revenue is realized or realizable, and has been earned, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Our sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of our products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All of our products that are sold in the People’s Republic of China are subject to a local value-added tax at a rate of 17% of the gross sales price or at a rate approved by the local government. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing their finished product.

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Much of our business operations are conducted in the People's Republic of China. During the normal course of business, we extend unsecured credit to our customers. Accounts receivable, trade outstanding at December 31, 2006 and 2005 amounted to $2,191,007 and $1,708,224, respectively. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. As of December 31, 2006 and 2005, allowances for doubtful accounts were $228,604 and $170,822, respectively.

Inventories. Inventories are stated at the lower of cost (first in, first out method) or at market. We review our inventory on a regular basis to determine if any reserves are necessary for potential obsolescence. As of December 31, 2006 and 2005, we determined that no reserves were necessary.

Patent Expense. We capitalize all direct incremental costs associated with initial patent filing costs and amortize the costs over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying amount of any patents deemed not commercial or cost effective are written off.

Off-Balance Sheet Arrangements. We have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Inflation. We believe that inflation has not had a material effect on our operations to date.

Income Taxes. We adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since we had no operations within the U.S., there is no provision for U.S. income taxes and there are no deferred tax amounts at December 31, 2006 and 2005. The charge for foreign income taxes is based on the results for the year as adjusted for nontaxable income and nondeductible expenses. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principal, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle current tax assets and liabilities on a net basis.

Our subsidiary, Fujian Zhongde Technology Co., Ltd., is governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”). Under the Income Tax Laws, foreign investment enterprises (“FIE”) generally are subject to an income tax at an effective rate of 33% (30% state income taxes plus 3% local income taxes) on income as reported in their statutory financial statements after appropriate tax adjustments unless the enterprise is located in specially designated regions of cities for which more favorable effective tax rates apply.

Upon approval by the People’s Republic of China tax authorities, FIE’s scheduled to operate for a period of 10 years or more and engaged in manufacturing and production may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

As Fujian Zhongde Technology Co., Ltd. became a FIE starting February 20, 2006 when it merged with China Clean Energy Resources, Ltd., it will receive the above described FIE tax benefit upon approval from the People’s Republic of China. If the People’s Republic of China’s approval is obtained, Fujian Zhongde would be exempt from income taxes for two years and thereafter 50% exempt for the next three years.

Value Added Tax (VAT). Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the People’s Republic of China are subject to a value added tax in accordance with People’s Republic of China laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of our finished products can be used to offset the VAT due on sales of the finished product.

Fujian Zhongde Technology Co., Ltd. will get a 13% refund on the VAT amount paid for the first five years of the operations for exported products.

Recently Issued Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 156, “Accounting for Servicing of Financial Assets” (FAS 156), which amends FASB Statement No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted. Our adoption of FAS 156 is not currently expected to have a material impact on our financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007. Our adoption of FIN 48 is not currently expected to have a material impact on our financial position or results of operations.

In September 2006, the FASB issued Statement of Financial Standards No. 157 (SFAS No. 157), “Fair Value Measurements.” This new standard establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards that permit, or in some cases require, estimates of fair market value. SFAS No. 157 also expands financial statement disclosure requirements about a company’s use of fair value measurements, including the effect of such measures on earnings. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS No. 158), “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of its defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS No. 158 also requires the measurement of defined benefit plans assets and obligations as of the employer’s fiscal year end balance sheet (with limited exceptions). Under SFAS No. 158, we will be required to recognize the funded status of our defined benefit plans and to provide the required disclosures for fiscal years ending after December 15, 2006. We are currently evaluating the impact, if any, that SFAS No. 157 will have on our financial position and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS No. 159), “The Fair Value Option For Financial Assets and Liabilities - including an amendment of FASB Statement No. 115.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, that SFAS No. 159 will have on our financial position and results of operations.

Seasonality

Our quarterly sales and operating results may vary significantly from quarter to quarter as a result of seasonal changes in market demand as well as weather. Historically, sales are highest during the third and fourth quarters as a result of good weather and robust bookings in the second quarter.

Item 7.  Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Index to Consolidated Financial Statements

Page

Reports of Independent Registered Public Accounting Firms	36

Financial Statements

Consolidated Balance Sheets as of December 31, 2006
and 2005	38

Consolidated Statements of Operations for the years
ended December 31, 2006 and 2005	39

Consolidated Statements of Changes in Stockholders’ Equity
for the years ended December 31, 2005 and 2006	40

Consolidated Statements of Cash Flows for the years
ended December 31, 2006 and 2005	41

Notes to Consolidated Financial Statements	42-48

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Clean Energy Inc.

I have audited the accompanying consolidated balance sheet of China Clean Energy Inc. and subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Clean Energy Inc. and subsidiaries as of December 31, 2006 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.
Freeport, New York March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
China Clean Energy Inc, and subsidiaries

We have audited the accompanying consolidated balance sheet of China Clean Energy Inc, and subsidiaries (formerly Fujian Zhong De Technology Stock Co., Ltd.) as of December 31, 2005, and the related consolidated statements of operation, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Clean Energy Inc, and subsidiaries (formerly Fujian Zhong De Technology Stock Co., Ltd.) as of December 31, 2005, and the results of their operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

“Moen and Company LLP” (“Signed”)
Vancouver, British Columbia, Canada May 31, 2006

China Clean Energy Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31, 2006	December 31, 2005
	(Audited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$2,241,712	$3,175,128
Accounts receivable, net of allowance for doubtful
accounts of $228,604 and $170,822 respectively	1,962,403	1,537,402
Other receivable - refundable taxes	24,904	-
Due from related parties	-	14,875
Inventories	941,933	1,300,134
Prepaid expenses	37,696	-
Total Current Assets	5,208,648	6,027,539
Property, plant and equipment, net	4,692,200	2,824,026
Intangible assets, net	2,430,504	1,981,130
Deposit paid in connection with
contract for purchase of land use rights	95,033	-

Total Assets	$12,426,385	$10,832,695
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	$386,719	$672,853
Short-term bank loan	1,282,462	1,239,612
Income taxes payable	117,964	366,353
Due to related parties	6,419	302,944
Total Current Liabilities	1,793,564	2,581,762

Stockholders' Equity

Common stock par value $.001 per share; authorized
100,000,000 shares; issued and outstanding 21,512,269
and 15,995,000 shares, respectively	21,512	15,995
Additional paid-in capital	7,034,473	5,596,490
Retained earnings	3,161,747	2,645,307
Accumulated other comprehensive income (loss)	415,089	(6,859)
Total stockholders' equity	10,632,821	8,250,933

Total Liabilities and Stockholders' Equity	$12,426,385	$10,832,695

The accompanying notes are an integral part of these financial statements.

China Clean Energy Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005
	(Audited)	(Audited)
Revenue:
Net sales of products	$13,489,710	$10,040,188
Government Subsidy	9,640	43,500
Total revenues	13,499,350	10,083,688

Operating costs and expenses:
Cost of goods sold	9,699,164	7,270,006
Selling and marketing	411,850	390,259
General and administrative	529,377	272,553
Expenses relating to the "reverse acquisition" of CCER	464,550	-
Depreciation of property, plant and equipment	34,771	34,039
Amortization of intangible assets	204,948	66,579
Total operating costs and expenses	11,344,660	8,033,436

Income from operations	2,154,690	2,050,252

Interest income	7,001	4,334
Interest expense	(89,137)	(64,491)

Income before income taxes	2,072,554	1,990,095

Income taxes	(802,694)	(679,884)
Net income	$1,269,860	$1,310,211

Earnings per common share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Weighted average number of common shares
used to compute earnings (loss) per common share:
Basic	17,017,580	15,995,000
Diluted	17,017,580	15,995,000

The accompanying notes are an integral part of these financial statements.

China Clean Energy Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income (loss)	Total

Balance, December 31, 2004	15,995,000	$15,995	$3,613,110	$1,335,096	$-	$4,964,201
Capital contributions	-	-	1,983,380	-	-	1,983,380
Net income for year ended
December 31, 2005	-	-	-	1,310,211	-	1,310,211
Foreign currency translation adjustment	-	-	-	-	(6,859)	(6,859)
Balance, December 31, 2005	15,995,000	15,995	5,596,490	2,645,307	(6,859)	8,250,933

Common stock retained by acquirer's stockholders in connection with “reverse acquisition” of China Clean Energy Resources, Ltd. (“CCER”) on October 24, 2006	2,432,269	2,432	(2,432)	-	-	-

Common stock issued to consultants for services rendered in connection with “reverse acquisition” of CCER	1,605,000	1,605	158,895	-	-	160,500

Common stock issued for cash on October 24, 2006 at $1 per share, less offering costs of $35,000	1,050,000	1,050	1,013,950	-	-	1,015,000

Common stock issued for cash in November 2006 at $1 per share	250,000	250	249,750	-	-	250,000
Common stock issued in November 2006 for services	180,000	180	17,820	-	-	18,000
Net income for year ended
December 31, 2006	-	-	-	1,269,860	-	1,269,860
Dividends declared	-	-	-	(753,420)	-	(753,420)
Foreign currency translation adjustment	-	-	-	-	421,948	421,948
Balance, December 31, 2006	21,512,269	$21,512	$7,034,473	$3,161,747	$415,089	$10,632,821

The accompanying notes are an integral part of these financial statements.

China Clean Energy Inc. and Subsidiaries
Consolidated Statement of Cash Flows

	Year Ended December 31,
	2006	2005
	(Audited)	(Audited)
Operating activities
Net income	$1,269,860	$1,310,211
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Stock-based compensation	178,500	-
Depreciation of property, plant and equipment	402,138	328,345
Amortization of intangible assets	204,948	66,579
Changes in operating assets and liabilities:
Accounts receivable, net	(433,820)	(879,454)
Other receivable	(24,904)	-
Due from related parties	14,875	(359)
Inventories	358,201	710,030
Prepaid expenses	(37,696)	-
Accounts payable and accrued liabilities	(286,134)	(450,784)
Income taxes payable	(248,389)	232,273
Net cash provided by (used in) operating activities	1,397,579	1,316,841
Investing activities
Property, plant and equipment additions	(2,063,652)	(237,897)
Intangible assets acquired	(545,225)	(743,760)
Deposit paid in connection with
contract for purchase of land use rights	(95,033)	-

Net cash provided by (used in) investing activities	(2,703,910)	(981,657)
Financing activities
Net proceeds from sale of common stock
and capital contributions	1,265,000	1,983,380
Short-term bank loan	42,850	695,246
Due to related parties	(296,525)	(384,604)
Dividends paid	(753,420)	(741,628)

Net cash provided by (used in) financing activities	257,905	1,552,394

Effect of exchange rate changes on cash and cash equivalents	115,010	(6,859)

Increase (decrease) in cash and cash equivalents	(933,416)	1,880,719

Cash and cash equivalents, beginning of period	3,175,128	1,294,409

Cash and cash equivalents, end of period	$2,241,712	$3,175,128

Supplemental disclosure of cash flow information:
Interest paid	$89,137	$64,491
Income taxes paid	$1,051,083	$679,884

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 1. Organization and Business Operations

China Clean Energy, Inc. (“CCE”) was incorporated in the State of Delaware on November 12, 2004 under the name Hurley Exploration Inc. (“Hurley”). From inception to October 24, 2006, Hurley was an exploration stage company.

On October 24, 2006, CCE acquired 100% of the issued and outstanding common shares of China Clean Energy Resources Limited (“CCER”) in exchange for 15,995,000 newly issued shares of CCE common stock (the “Share Exchange”). In connection with the Share Exchange, CCE accepted subscriptions for a total of 1,050,000 shares of common stock at a price of $1.00 per share and issued 1,605,000 shares of common stock to certain consultants for financial consulting and advisory services (together with the Share Exchange, the “Transaction”).

Prior to the Transaction, as adjusted for a 2.26187510124-for-1 reverse stock split and the cancellation of 8,842,222 post-split shares, CCE had 2,432,269 shares of common stock issued and outstanding. After the Transaction, CCE had 21,082,269 shares of common stock outstanding and the former shareholders of CCER owned 75.87% of the issued and outstanding shares. Accordingly, CCER is considered the acquirer for accounting purposes and the Share Exchange has been accounted for as a “reverse acquisition”.

As a result of the Share Exchange, CCER became a wholly-owned subsidiary of CCE and CCE succeeded to the business of Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”). Fujian Zhongde synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC”) and abroad.

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

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements at December 31, 2006 include the accounts of CCE, CCER, and Fujian Zhongde (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, short-term bank loan, and due to related parties. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments.

Foreign Currency Translation

The functional currency of CCE and CCER is the United States dollar. The functional currency of Fujian Zhongde is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde assets and liabilities are translated into United States dollars at period-end exchange rates ($0.12825 and $0.12396 at December 31, 2006 and 2005, respectively). Fujian Zhongde revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.12557 and $0.12396 for the years ended December 31, 2006 and 2005, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturities of three months or less at the time of issuance to be cash equivalents.

Inventories

Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year as the first-in, first-out (“FIFO”) method.

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets (20 years for buildings, 10 years for equipment and machinery, and 5 years for automobile and office equipment).

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. Land use rights are being amortized on a straight-line basis over the term of the related agreement, which is 50 years commencing June 1, 1998. Patents and licenses are being amortized over their expected useful economic life of 10 years.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. The Company’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 (R) “Accounting for Stock-Based Compensation”. No stock options have been granted and none are outstanding.

Income Taxes

Deferred income taxes are recognized for temporary differences between the tax bases of assets and liabilities and their reported amounts in the financial statements, net of operating loss carry forwards and credits, by applying enacted statutory tax rates applicable to future years. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is not more likely than not that some portion or all of the deferred tax assets will be realized. Current income taxes are provided for in accordance with the laws of the relevant taxing authorities.

Earnings (Loss) Per Common Share

Basic earnings (loss) per common share are computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings (loss) per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings (loss) per share are excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 3. Inventories

Inventories consist of:

	December 31
	2006	2005
Raw materials	$430,392	$899,197
Work in progress and packaging material	24,065	38,143
Finished goods	487,476	362,794
Total inventories	$941,933	$1,300,134

Note 4. Property, Plant and Equipment

Property, plant and equipment, net consist of:

	December 31,
	2006	2005
Buildings	$2,051,056	$1,838,363
Equipment and machinery	4,419,551	2,711,679
Automobile	20,529	19,364
Office equipment	13,848	8,726
Construction in progress	449,346	-
Total	6,954,330	4,578,132
Less accumulated depreciation	(2,262,130)	(1,754,106)
Net	$4,692,200	$2,824,026

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 5. Intangible Assets

Intangible assets, net consist of:

	December 31,
	2006	2005
Land use rights	$1,949,015	$1,313,131
Patents and licenses	1,179,900	1,130,864
Total	3,128,915	2,443,995
Less accumulated amortization	(698,411)	(462,865)
Net	$2,430,504	$1,981,130

The estimated amortization of intangible assets for each of the Company’s five succeeding fiscal years ending December 31, 2007, 2008, 2009, 2010, and 2011 is $166,715.

Note 6. Short-term Bank Loan

The short-term bank loan is due DBS Bank (Hong Kong) Limited under a 10,000,000 RMB ($1,282,462 translated at the December 31, 2006 exchange rate) revolving credit agreement. The loan bears interest at a rate equal to 115% of the PRC prime rate and is secured by certain buildings and land use rights owned by Fujian Zhongde.

Note 7. Pension and Employment Liabilities

At December 31, 2006 and 2005, the Company has no liability for pension or post employment benefits. The Company does not have a pension or other retirement plan.

Note 8. Restricted Net Assets

Relevant PRC statutory laws and regulations permit payments of dividends by Fujian Zhongde only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations Fujian Zhongde is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $2,274,398 and $1,669,801 at December 31, 2006 and 2005, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 9. Income Taxes

Income taxes consist of:

	Year ended December 31,
	2006	2005
Current:
PRC	$802,694	$679,884
United States	-	-
Total current	802,694	679,884
Deferred	-	-
Total	$802,694	$679,884

Fujian Zhongde has been subject to a PRC 33% standard enterprise income tax. In 2006, Fujian Zhongde become a wholly-owned foreign enterprise (“WOFE”). PRC income tax laws provide that certain WOFEs may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter 50% exempt for the next three years. In December 2006, Fujian Zhongde applied for PRC approval of these income tax exemptions, but has not yet received such approval.

At December 31, 2006, CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Year Ended
	December 31,
	2006	2005
Expected tax at 35%	$725,394	$696,533
Tax effect of unutilized
losses of CCE and CCER	87,607	-
Tax effect of Fujian Zhongde
income taxed at lower rate	(46,457)	(39,802)
Permanent differences	36,150	23,153
Actual provision for income taxes	$802,694	$679,884

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

Note 10. Segment Information

The Company operates in one industry segment - the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at December 31, 2006 were located in the PRC.

In 2005, one customer accounted for 18.4% of net sales.

Note 11. Commitments and Contingencies

Contract for Purchase of Land Use Rights

On December 25, 2006, Fujian Zhongde executed a contract with The Bureau of Jiangyin Industrial Zone in Fujian Province to acquire land use rights for 50 years for certain land located in the Fujian Province of the PRC for a total purchase price of 18,549,000 RMB ($2,378,909 translated at the December 31, 2006 exchange rate). The contract, which is expected to close in year 2007, contemplates a new affiliated company of Fujian Zhongde that to be formed immediately and to build a new biodiesel facility on the land costing approximately $15,000,000. The contract provides for payments of the purchase price in three periods: 50% (or 9,274,500 RMB) by January 4, 2007, another 30% (or 5,564,700 RMB) by March 25, 2007, and the last 20% (or 3,709,800 RMB) by June 25, 2007. On December 25, 2006, Fujian Zhongde paid 741,000 RMB ($95,033 translated at the December 31, 2006 exchange rate) as a deposit. On January 8, 2007, Fujian Zhongde paid an additional 8,533,500 RMB to the above seller of the land use rights.

Registration Rights

In October and November 2006, CCE accepted subscriptions for a total of 1,300,000 shares of common stock at a price of $1.00 per share, or $1,300,000 total. The subscription agreements provided registration rights to the subscribers. If CCE fails to obtain effectiveness of the Registration Statement with the SEC on or prior to 180 days after the respective closings or fails to maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, CCE is to pay the subscribers “default damages” (1% of the subscription) for each month in default up to the one year anniversary of the respective closings.

PRC Risks

Substantially all of Fujian Zhongde’s business operations are conducted in the PRC and governed by PRC laws and regulations. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

The PRC government imposes controls on the convertibility of RMB into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Information for this Item was previously filed with the SEC on October 30, 2006 in our Current Report on Form 8-K, dated October 24, 2006.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for us. Such officers have concluded (based upon such officers' evaluation of these controls and procedures as of the end of the period covered by this report) that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in this report is accumulated and communicated to management, including our principal executive officers as appropriate, to allow timely decisions regarding required disclosures.

The Certifying Officers have also indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Our management, including each of the Certifying Officers, does not expect that our disclosure controls or our internal controls will prevent all errors and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of the control. The design of any systems of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 8B. Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding the members of our Board of Directors and our executive officers. All of our officers and directors were appointed on October 24, 2006, except for Gary Zhao who was appointed Chief Financial Officer on November 15, 2006. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by our Board of Directors and each officer serves at the discretion of the board.

Name	Age	Position
Tai-ming Ou	52	Chief Executive Officer and Chairman of the Board
Gary Zhao	44	Chief Financial Officer
Ri-wen Xue	42	Chief Operating Officer
Yun He	39	Senior Vice President of Sales and Distribution
Qin Yang	47	Director

Biographies

Tai-ming Ou, Chief Executive Officer and Chairman of the Board. Mr. Ou is one of our co-founders and has been our Chief Executive Officer since inception in 1995. Prior to our founding, Mr. Ou was the Director of General and Administrative Office of Fuqing First Secondary School and was responsible for building construction, repair and maintenance and purchases of teaching instruments, property, plant and equipment, and office stationery. Mr. Ou was also in charge of operating and managing a factory run by the School. Mr. Ou is a certified senior economist in the People’s Republic of China. Mr. Ou graduated from Fujian Normal University in 1981 with a Bachelor’s degree in mathematics.

Gary Zhao, Chief Financial Officer. Mr. Zhao was appointed as our Chief Financial Officer on November 15, 2006. From July 2005 through November 14, 2006, Mr. Zhao was Vice President of CapGemini China, a global management consulting, information technology consulting and outsourcing firm. From July 2002 until July 2005, Mr. Zhao was a director in charge of Finance Performance Management and Corporate Strategy at Accenture China, where he provided financial management, Sarbanes-Oxley compliance and corporate strategy consulting services. From January 2001 until July 2002, Mr. Zhao was Chief Financial Officer of Chinatech International Software Ltd., a software company located in Beijing, the People’s Republic of China. Mr. Zhao received a Bachelor of Science in Metallurgical Engineering from Tsinghua (Qinghua) University in Beijing, the People’s Republic of China, in 1984, a Master of Science in Materials Science from University of Minnesota in 1989, and an MBA in Finance and Strategic Management from The Wharton School of the University of Pennsylvania in 1995.

Ri-wen Xue, Chief Operating Officer. Mr. Xue joined us in early 2000 as Executive Secretary to the General Manager. In this capacity, Mr. Xue was in charge of assisting the General Manager in dealing with daily affairs, planning and implementing our business management system adjusting our organizational chart, establishing employee job descriptions and functional department duties. In October 2002, Mr. Xue was promoted to Production Manager and became responsible for improving production processes and technology. In December 2003, Mr. Xue was promoted to the position of Vice President - Production and Engineering, and Chairperson of the Board of Supervisors, where he was in charge of planning and carrying out new project development, streamlining production and engineering processes, and undertaking research and development, technology applications and improvements. In November 2006, Mr. Xue became our Chief Operating Officer. Prior to joining us, Mr. Xue was a Pipelining Operator, Quality Control, and Local Assistant Manager at the Chip Copperize Corporation in Japan from April 1995 to April 1999. Mr. Xue is a certified senior economist and a certified senior engineer in the People’s Republic of China and graduated from Fujian Finance College in 1985 with a Bachelor’s degree in finance.

Yun He, Senior Vice President of Sales and Distribution. Mr. He is one of our co-founders and became Sales Manager in 1995, promoting sales of our resins and printing inks in the domestic People’s Republic of China market. Mr. He has been our Senior Vice President of Sales and Distribution since 1997. Prior to our formation, Mr. He established an export business in 1992 and engaged in international trade and exporting local garments, food, toys, ornaments and handicrafts to Russia, the Czech Republic and Germany. Mr. He graduated from Fujian Normal University in 1989 with a Bachelor’s degree in Chinese literature.

Qin Yang, Director. Ms. Yang is one of our co-founders and has been a director since inception in 1995. Ms. Yang had previously founded the Fuqing Welfare Garment Factory in 1984 and served as its Chief Designer and director. Ms. Yang graduated from Fujian Industrial Arts School in the Fujian province of the People’s Republic of China.

Mr. Ou and Ms. Yang are husband and wife.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Item 10.  Executive Compensation

The following table sets forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer. None of our other executive officers received compensation in excess of $100,000 during the years ended December 31, 2005 and December 31, 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Tai-ming Ou Chief Executive Officer	2006	$13,153	-	$13,153
	2005	$12,512	-	$12,512

Narrative Disclosure to Summary Compensation Table

Mr. Tai-ming Ou was one of our original founders in 1995 and has been working as our Chief Executive Officer since that time. In 2006, Mr. Tai-ming Ou’s compensation was at $1,096.08 per month or $13,153 per annum. In addition, we have agreed to pay Mr. Ou a one time cash incentive award of $7,700 in February 2007 for his performance and contribution to us in 2006. In 2007, Mr. Tai-ming Ou’s compensation is anticipated to be $1,282 per month or $15,384 per annum.

Compensation of Directors

The following table sets forth director compensation for the year ended December 31, 2006.

Director Compensation

Name	Fee Earned or Paid in Cash	All Other Compensation	Total
Qin Yang	$8,923	-	$8,923

Narrative to Director Compensation Table

Ms. Qin Yang, the wife of Mr. Tai-ming Ou, was one of our original founders in 1995 and has been one of our directors since that time. In addition, since June 2006, Ms. Yang has been an independent contractor entitled to receive $743 per month or $8,923 per annum. In addition, we have agreed to pay Ms. Yang a one time cash incentive award of $6,400 in February 2007 for her performance and contribution to us 2006. In 2007, Ms. Yang’s monthly compensation as an independent contractor is anticipated to be at $769 per month or $9,230 per annum.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Director Independence.

The following table sets forth information regarding the number of shares of common stock beneficially owned as of March 12, 2007 by:

•	Each person who is known by us to beneficially own 5% or more of our common stock;

•	Each of our directors and executive officers; and

•	All of our directors and executive officers as a group.

Except as otherwise set forth below, the address of each of the persons listed below is Fulong Industry Zone, Longtian Town Fuqing City, Fujian, China 350315.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percentage of Shares Beneficially Owned(2)
Directors and Named Executive Officers:
Tai-ming Ou	8,477,350	(3)	39.4%
Qin Yang	8,477,350	(4)	39.4%
Nai-ming Yu	2,399,250		11.2%
Dian Yang	1,279,600		5.9%
Yun He	1,119,650		5.2%
Daiyi Chen	1,119,650		5.2%
Ri-wen Xue	959,700		4.5%
Gary Zhao	100,000	(5)	*
All officers and directors as a group (5 persons)	10,656,700		49.5%

*	Less than 1%

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Also includes options and warrants to purchase shares of common stock exercisable within sixty (60) days. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)	Based upon 21,512,269 shares of common stock on March 12, 2007, and including, with respect to each individual holder, rights to acquire common stock exercisable within 60 days.

(3)	Includes 3,518,900 shares of common stock held directly by Qin Yang, Mr. Ou’s wife, with respect to which Mr. Ou disclaims beneficial ownership.

(4)	Includes 4,958,450 shares of common stock held directly by Tai-Ming Ou, Ms. Yang’s husband, with respect to which Ms. Yang disclaims beneficial ownership.

(5)
Represents 100,000 shares of restricted common stock granted to Gary Zhao upon his appointment as Chief Financial Officer on November 15, 2006. Upon grant, all of these shares were subject to forfeiture by Mr. Zhao. However, on every one month anniversary of Mr. Zhao’s service as Chief Financial Officer, 8,333 shares cease being subject to forfeiture by Mr. Zhao.

Item 12.  Certain Relationships and Related Transactions and Director Independence.

Mr. Tai-ming Ou, our Chief Executive Officer and Chairman, beneficially owns 40% of Fuqing Zhongyi Color Printing Co., Ltd., one of our vendors who supplies us with packaging and printing materials. During the fiscal year ended December 31, 2006 we paid $29,712.50 to Fuqing Zhongyi Color Printing Co., Ltd. for packaging and printing materials.

Mr. Tai-ming Ou, our Chief Executive Officer and Chairman, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Mr. Ou was for approximately $490,000 in September 2005. All loans provided to us by Mr. Ou were repaid in full during 2005, except for $5,656 which was repaid to Mr. Ou in May 2006.

Mr. Yun He, our Vice President of Sales and Marketing, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Mr. He was for approximately $242,000 in September 2005. All loans provided to us by Mr. He were repaid in full during 2005, except for $14,516 which was repaid to Mr. He in February 2006.

Mr. Ri-wen Xue, our Chief Operating Officer and a Director, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Mr. Xue was for approximately $198,000 in September 2005. All loans provided to us by Mr. Xue were repaid in full during 2005, except for $86,772 which was repaid to Mr. Xue in January 2006.

Mr. Dian Yang, one of our principal stockholders, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Mr. Yang was for approximately $188,000 in September 2005. All loans provided to us by Mr. Yang were repaid in full during 2005, except for $74,376 which was repaid to Mr. Yang in January 2006.

Ms. Qin Yang, one of our Directors, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Ms. Yang was for approximately $168,000 in September 2005. All loans provided to us by Ms. Yang were repaid in full during 2005, except for $74,376 which was repaid to Mr. Yang in January 2006.

Item 13.  Exhibits.

Exhibit Number	Description

2.1
Share Exchange Agreement, dated as of October 20, 2006, by and among the shareholders of China Clean Energy Resources, Ltd., China Clean Energy Inc., Chet Kurzawski and Doug Reid (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.1
Certificate of Incorporation of Hurley Exploration Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Hurley Exploration Inc. filed with the Securities and Exchange Commission on July 26, 2005)

3.2
Certificate of Amendment to Certificate of Incorporation of Hurley Exploration Inc., effectuating a 1-for-2.26187510124 reverse stock split (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.3
Amended and Restated Certificate of Incorporation of China Clean Energy Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.4
By-laws of Hurley Exploration Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Hurley Exploration Inc. filed with the Securities and Exchange Commission on July 26, 2005)

3.5
Amended and Restated By-laws of Hurley Exploration Inc. (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.1
Form of Subscription Agreement for October 24, 2006 Private Placement and November 9, 2006 Private Placement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.2
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation, Ltd. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.3
Contract for the Transfer of the Patent, dated August 29, 2005, between Ta-ming Ou and Liang Zicai (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.4
Agreement on Transfer of the Patent, dated September 26, 2005, between Fujian Zhong De Technology Stock Co., Ltd. and Ta-ming Ou (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.5
Compensation Agreement, dated as of October 13, 2006, between China Clean Energy Inc. and Gary Zhao (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on November 16, 2006)

10.6
Amended and Restated Consulting Agreement, dated January 18, 2007, between Fujian Zhongde Technology Co., Ltd. and Allstar Capital Inc. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.7
Engagement Letter, dated September 19, 2006, between China Clean Energy Resources, Ltd. and Westminster Securities Corporation (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.8
Credit Facility, dated February 1, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.9
Contract of Land and Estate Mortgage, dated March 28, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.10
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.11
Land Investment Agreement, dated December 25, 2006, between Fujiang Zhongde Technology Co., Ltd and Fuzhou City Jiangyin Industry District Management Committee (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.12
Sales Contract, dated November 15, 2006, between Fujian Zhongde Technology Co., Ltd. and Cray Valley Resins India Pvt. Ltd. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Accounting Officer

32.1	Section 302 Certification of Principal Executive Officer

32.2	Section 302 Certification of Principal Accounting Officer

Item 14.  Principal Accountant Fees and Services.

Michael T. Studer CPA P.C. has served as our principal accountant since October 30, 2006 and audited our consolidated financial statements for the year ended December 31, 2006. Moen and Company LLP audited the consolidated financial statements of the Company for the year ended December 31, 2005. Fees billed for professional services provided to our Company by these firms for the fiscal years ended December 31, 2006 and 2005 were.

	2006	2005
Audit Fees	$95,000	$50,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Accounting Professional Fees and Services	$0	$0

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 12, 2007

CHINA CLEAN ENERGY INC.

/s/ Gary Zhao
Gary Zhao Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on March 12, 2007 in the capacities indicated.

Name	Title

/s/ Tai-ming Ou	President and Chief Executive Officer
Tai-ming Ou	(Principal Executive Officer)

/s/ Gary Zhao	Chief Financial Officer
Gary Zhao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yun He	Senior Vice President of Sales and Distribution
Yun He

/s/ Ri-wen Xue	Chief Operating Officer
Ri-wen Xue

/s/ Qin Yang	Director
Qin Yang

Exhibit Index

Exhibit Number	Description

2.1
Share Exchange Agreement, dated as of October 20, 2006, by and among the shareholders of China Clean Energy Resources, Ltd., China Clean Energy Inc., Chet Kurzawski and Doug Reid (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.1
Certificate of Incorporation of Hurley Exploration Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Hurley Exploration Inc. filed with the Securities and Exchange Commission on July 26, 2005)

3.2
Certificate of Amendment to Certificate of Incorporation of Hurley Exploration Inc., effectuating a 1-for-2.26187510124 reverse stock split (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.3
Amended and Restated Certificate of Incorporation of China Clean Energy Inc. (incorporated by reference to Exhibit 3.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.4
By-laws of Hurley Exploration Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of Hurley Exploration Inc. filed with the Securities and Exchange Commission on July 26, 2005)

3.5
Amended and Restated By-laws of Hurley Exploration Inc. (incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.1
Form of Subscription Agreement for October 24, 2006 Private Placement and November 9, 2006 Private Placement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.2
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation, Ltd. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.3
Contract for the Transfer of the Patent, dated August 29, 2005, between Ta-ming Ou and Liang Zicai (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.4
Agreement on Transfer of the Patent, dated September 26, 2005, between Fujian Zhong De Technology Stock Co., Ltd. and Ta-ming Ou (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.5
Compensation Agreement, dated as of October 13, 2006, between China Clean Energy Inc. and Gary Zhao (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on November 16, 2006)

10.6
Amended and Restated Consulting Agreement, dated January 18, 2007, between Fujian Zhongde Technology Co., Ltd. and Allstar Capital Inc. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.7
Engagement Letter, dated September 19, 2006, between China Clean Energy Resources, Ltd. and Westminster Securities Corporation (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.8
Credit Facility, dated February 1, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.9
Contract of Land and Estate Mortgage, dated March 28, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.10
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation (incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.11
Land Investment Agreement, dated December 25, 2006, between Fujiang Zhongde Technology Co., Ltd and Fuzhou City Jiangyin Industry District Management Committee (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

10.12
Sales Contract, dated November 15, 2006, between Fujian Zhongde Technology Co., Ltd. and Cray Valley Resins India Pvt. Ltd. (incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 filed with the SEC on January 22, 2007)

21.1	List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Accounting Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Accounting Officer