Form 10QSB
period 2007-03-31
CHINA CLEAN ENERGY INC
filed 2007-05-15
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to ___________

Commission file number: 333-126900

CHINA CLEAN ENERGY INC.
(Name of Small Business Issuer in Its Charter)

Delaware	87-0700927
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 Candlewood Drive West Windsor, New Jersey	08550
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s Telephone Number: (609) 799-8921

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

As of May 14, 2007, there were 21,512,269 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):  Yes  ☐ No ☒

Table of Contents

		Page
Part I	FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheet - March 31, 2007 and December 31, 2006	1
	Consolidated Statements of Operations and Comprehensive Income for the three- -month periods ended March 31, 2007 and 2006	2
	Consolidated Statements of Stockholders’ Equity for the three-month period ended March 31, 2007	3
	Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2007 and 2006	4
	Notes to Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis or Plan of Operation	12
Item 3.	Controls and Procedures	13
Part II	OTHER INFORMATION
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14
Item 6.	Exhibits	14

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$897,178	$2,241,712
Accounts receivable, net of allowance for doubtful accounts of $249,482 and $228,604, respectively	2,245,336	1,962,403
Other receivable - refundable taxes	139,331	24,904
Inventories	1,015,498	941,933
Prepaid expenses	34,908	37,696
Total Current Assets	4,332,251	5,208,648

Property, plant and equipment, net	4,639,303	4,692,200

Intangible assets, net	2,405,159	2,430,504
Deposits paid in connection with
contract for purchase of land use rights	1,921,973	95,033
Total Assets	$13,298,686	$12,426,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$633,323	$386,719
Current portion of bank indebtedness	1,153,174	1,282,462
Income taxes payable	-	117,964
Due to related parties	-	6,419
Total current liabilities	1,786,497	1,793,564

Noncurrent portion of bank indebtedness	371,698	-
Total Liabilities	2,158,195	1,793,564

Commitments and Contingencies	-	-
Stockholders' Equity
Common stock par value $0.001 per share, authorized
100,000,000 shares; issued and outstanding 21,512,269
and 21,512,269 shares, respectively	21,512	21,512
Additional paid-in capital	7,034,473	7,034,473
Retained earnings	3,562,453	3,161,747
Accumulated other comprehensive income (loss)	522,053	415,089
Total stockholders' equity	11,140,491	10,632,821
Total Liabilities and Stockholders' Equity	$13,298,686	$12,426,385

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)

Revenue:	$	$
Net sales of products	4,138,366	2,852,910
Government subsidy	-	5,965

Total revenue	4,138,366	2,858,875

Operating Costs and Expenses
Cost of goods sold	2,989,949	2,065,204
Selling and marketing	213,243	82,211
General and administrative	335,933	50,699
Depreciation of property, plant and equipment	125,844	83,469
Amortization of intangible assets	49,248	85,357
Total operating costs and expenses	3,714,217	2,366,940
Income from Operations	424,149	491,935

Other Income (Expense)
Interest income	2,502	2,193
Interest expense	(25,945)	(20,873)
Total Other Income (Expense)	(23,443)	(18,680)
Income before Income Taxes	400,706	473,255
Income Taxes	-	(196,640)
Net Income	$400,706	$276,615
Other Comprehensive Income
Foreign currency translation gain (loss)	106,964	161,500
Comprehensive Income	$507,670	$438,115

Earnings per common share:
Basic	$0.02	$0.02
Diluted	$0.02	$0.02

Weighted average number of common shares:
Basic	21,512,269	15,995,000
Diluted	21,512,269	15,995,000

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock		Additional Paid-in		Accumulated Other Comprehensive
	Shares	Amount	Capital	Retained Earnings	Income	Total

Balance at December 31, 2006	21,512,269	$21,512	$7,034,473	$3,161,747	$415,089	$10,632,821
Net income for the three months
ended March 31, 2007	-		-	400,706	-	400,706
Foreign currency translation adjustment	-		-	.	106,964	106,964
Balance at March 31, 2007	21,512,269	$21,512	$7,034,473	$3,562,453	$522,053	$11,140,491

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$400,706	$276,615
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation of property, plant and equipment	125,844	83,469
Amortization of intangible assets	49,248	85,357
Changes in operating assets and liabilities
Accounts receivable, net	(282,933)	(678,156)
Other receivables	(114,427)	-
Inventory	(73,565)	45,837
Prepaid expenses	2,788	-
Accounts payable and accrued liabilities	246,604	79,777
Income taxes payable	(117,964)	(288,970)
Net cash provided by (used in) operating activities	236,301	(396,071)
Cash Flows from Investing Activities
Property, plant and equipment additions	(26,815)	(106,788)
Deposits paid in connection with contract for purchase of land use rights	(1,826,940)	-
Net cash provided by (used in) investing activities	(1,853,755)	(106,788)
Cash Flows from Financing Activities
Increase (decrease) in bank indebtedness	242,410	8,010
Increase (decrease) in due to related parties	(6,419)	174,238
Dividends paid	-	(753,420)
Net cash provided by (used in) financing activities	235,991	(571,172)

Effect of exchange rate changes on cash and cash equivalents	36,929	76,609
Increase (decrease) in cash and cash equivalents	(1,344,534)	(997,422)

Cash and cash equivalents, beginning of period	2,241,712	3,175,128

Cash and cash equivalents, end of period	$897,178	$2,177,706

Supplemental disclosures of cash flow information:
Interest paid	$25,945	$20,873
Income taxes paid	$-	$196,640

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2007 and for the three months ended March 31, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows for the periods ended March 31, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended March 31, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2006 as included in our report on Form 10-KSB.

NOTE 2 - ORGANIZATION AND BUSINESS

China Clean Energy Inc. (“CCE”) was incorporated in the State of Delaware on November 12, 2004 under the name Hurley Exploration Inc. (“Hurley”). From inception to October 24, 2006, Hurley was an exploration stage company.

On October 24, 2006, CCE acquired 100% of the issued and outstanding common shares of China Clean Energy Resources Limited (“CCER”) in exchange for 15,995,000 newly issued shares of CCE common stock (the “Share Exchange”). In connection with the Share Exchange, CCE accepted subscriptions for a total of 1,300,000 shares of common stock at a price of $1.00 per share and issued 1,605,000 shares of common stock to certain consultants for financial consulting and advisory services (together with the Share Exchange, the “Transaction”).

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

The consolidated financial statements at March 31, 2007 include the accounts of CCE, CCER, and Fujian Zhongde (collectively the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 - INVENTORIES

Inventories consist of:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Raw materials	$629,637	$430,392
Work in progress and packaging material	112,207	24,065
Finished goods	273,654	487,476
Total Inventories	$1,015,498	$941,933

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Buildings	$2,071,366	$2,051,056
Equipment and machinery	4,463,316	4,419,551
Automobiles	36,901	20,529
Office equipment	16,264	13,848
Construction in progress	462,188	449,346
Total	7,050,035	6,954,330
Less accumulated depreciation	(2,410,732)	(2,262,130)
Net	$4,639,303	$4,692,200

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Land use rights	$1,968,315	$1,949,015
Patents and licenses	1,191,542	1,179,900
Total	3,159,857	3,128,915
Less accumulated amortization	(754,698)	(698,411)
Net	$2,405,159	$2,430,504

NOTE 6 - BANK INDEBTEDNESS

Bank indebtedness consists of:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Due bank under revolving credit agreement,
interest at 115% of PRC prime rate,
secured by certain buildings and land
use rights owned by Fujian Zhongde	$971,383	$1,282,462
Due bank, interest at 115% of PRC prime rate,
due in monthly installments of principal
and interest of $18,170 through
January 2010, secured by certain buildings
and land use rights	553,489	-

Total	1,524,872	1,282,462
Less current portion	(1,153,174)	(1,282,462)

Noncurrent portion of bank indebtedness	$371,698	$-

NOTE 7 - PENSION AND EMPLOYMENT LIABILITIES

At March 31, 2007 and December 31, 2006, the Company had no liability for pension or past employment benefits. The Company does not have a pension or other retirement plan.

NOTE 8 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Fujian Zhongde only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Fujian Zhongde is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $294,580 and $291,692 at March 31, 2007 and December 31, 2006, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 9 - INCOME TAXES

Income taxes consist of:

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Current:
PRC	$-	$196,640
United States	-	-
Total current	-	196,640
Deferred	-	-
Total	$-	$196,640

Fujian Zhongde has been subject to a PRC 33% standard enterprise income tax. In 2006, Fujian Zhongde became a wholly-owned foreign enterprise (“WOFE”). PRC income tax laws provide that certain WOFEs may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter 50% exempt for the next three years. In December 2006, Fujian Zhongde applied for PRC approval of these income tax exemptions. In March 31, 2007, the PRC tax authorities approved a full income tax exemption for the year 2007 and a 12% income tax rate for years 2008, 2009 and 2010.

At March 31, 2007, CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

	Three months ended
	March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Expected tax at 35%	$140,247	$165,639
Tax effect of unutilized
losses of CCE and CCER	98,001	-
Tax effect of Fujian Zhongde
income taxed at lower rate	(238,248)	(9,465)
Permanent differences	-	40,466
Actual provision for income taxes	$-	$196,640

NOTE 10 - RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. In the three months ended March 31, 2007 and 2006, such purchases totaled $147,419 and $843,041, respectively. The Company believes that these purchases were transacted at terms no less favorable than those that could have been conducted with unaffiliated third parties.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one industry segment - the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at March 31, 2007 were located in the PRC.

Net sales consist of:

	Three months ended March 31,
	2007	2006
	(Unaudited)	(Unaudited)
Specialty chemicals products	$3,142,855	$2,023,644
Biodiesel products	995,511	829,266
Total	$4,138,366	$2,852,910

In 2007, two customers (for biodiesel products) accounted for 13.1% and 10.9%, respectively, of net sales. Another customer (for specialty chemicals products) accounted for 10.4% of net sales.

In 2006, two customers (for biodiesel products) accounted for 14.8% and 13.9% of net sales, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Contract for Purchase of Land Use Rights

On December 25, 2006, CCER executed a contract with The Bureau of Jiangyin Industrial Zone in Fujian Province to acquire land use rights for 50 years for certain land located in the Fujian Province of the PRC for a total purchase price of 18,549,000 RMB ($2,402,466 translated at the March 31, 2007 exchange rate).

The contract, which is expected to close in June 2007, contemplates a new affiliated company of CCER be formed to build a new biodiesel facility on the land costing approximately $15,000,000. The contract provides for payments of the purchase price in three periods: 50% (or 9,274,500 RMB) by January 4, 2007, another 30% (or 5,564,700 RMB) by March 25, 2007, and the last 20% (or 3,709,800 RMB) by June 25, 2007. As of March 31, 2007, the Company has paid 14,839,200 RMB ($1,921,973 translated at the March 31, 2007 exchange rate) according to the payment terms of such contract.

Registration Rights

In October and November 2006, CCE accepted subscriptions for a total of 1,300,000 shares of common stock at a price of $1.00 per share, or $1,300,000 total. The subscription agreements provided registration rights to the subscribers. If CCE fails to (1) file a Registration Statement with the SEC on or prior to 90 days after the Closing, (2) obtain effectiveness of the Registration Statement by the SEC on or prior to 180 days after the Closing, or (3) maintain effectiveness of the Registration Statement for 12 months after the date of effectiveness, CCE is obligated to pay subscribers “Default Damages” equal to 1% of their subscriptions. Upon the expiration of each month thereafter that CCE has continued to fail to file, or to obtain or maintain the effectiveness of the Registration Statement, as the case may be, CCE is obligated to pay subscribers additional Default Damages equal to 1% of their subscriptions, provided that no Default Damages shall be payable by CCE for any defaults that occur following the one year anniversary of the Closing. If CCE fails to respond to the SEC, within 30 days after receipt, to any questions and comments from the SEC regarding the Registration Statement, CCE is obligated to pay subscribers Default Damages equal to 1% of their subscriptions. Upon the expiration of each month thereafter that CCE has continued to fail to respond to the SEC, CCE is obligated to pay subscribers additional Default Damages equal to 1% of their subscriptions, provided that no Default Damages shall be payable by CCE for any defaults that occur following the one year anniversary of the Closing.

PRC Risks

Substantially all of Fujian Zhongde’s business operations are conducted in the PRC and governed by PRC laws and regulations. Because these laws and regulations are relatively new, the interpretation and enforcement of these laws and regulations involve uncertainties.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
March 31, 2007
(Unaudited)

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Revenues. During the quarter ended March 31, 2007, we had net sales of $4,138,366, as compared to $2,852,910 during the quarter ended March 31, 2006, representing an increase of approximately 45%. This increase was primarily attributable to expanded biodiesel and specialty chemical production capacity, increased sales volume, a larger sales force and higher prices for specialty chemicals.

Gross Profit. Cost of goods sold, which consists of direct labor, overhead and product costs, was $2,989,949 for the quarter ended March 31, 2007, as compared to $2,065,204 for the quarter ended March 31, 2006. We had a gross profit of $1,148,417 for the quarter ended March 31, 2007, as compared to $878,706 for the quarter ended March 31, 2006, representing gross margins of approximately 27.75% and 27.61%, respectively. The increase in gross profits was primarily attributable to higher specialty chemical prices that were marginally offset by lower biodiesel prices.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses, and wages and salaries totaled $213,234 for the quarter ended March 31, 2007, as compared to $82,211 for the quarter ended March 31, 2006, representing an increase of approximately 159%. This increase was primarily attributable to increased specialty chemical exports (39.37% of our total sales during the quarter ended March 31, 2007, as compared to 30% of our total sales during the quarter ended March 31, 2006) and related export and freight charges, and our expanded sales team and activities that are in turn reflected in our increased sales. We believe that our selling expenses will continue to increase slightly as sales continue to grow.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $335,933 for the quarter ended March 31, 2007, as compared to $50,699 for the quarter ended March 31, 2006, an increase of approximately 562.60%. This increase is primarily attributable to the increase in auditing, legal, investor relations, and financial advisory fees associated with being a public company, as compared to our limited expenditures in general and administrative matters as a private company during the quarter ended March 31, 2006. Some of these expenses are nonrecurring expenses related to our “reverse acquisition” of China Clean Energy Resources Ltd. in October 2006.

Net Income. We had a net income of $507,670 for the quarter ended March 31, 2007, as compared to net income of $438,115 for the quarter ended March 31, 2006, representing an increase of approximately 16%. This increase in net income was attributable to the $1,285,456 increase in net revenue and offset by the increase in selling and general administrative expenses ($131,032 and $285,234 during the quarters ended March 31, 2006 and 2007, respectively), increase in depreciation of property, plant and equipment. On March 9, 2007, we received approval from the local Chinese tax authority to be treated as a tax exempt entity in 2007 and to be subject to a reduced income tax rate of 12% (vs. regular 25% corporate income tax in China) between January 1, 2008 and December 31, 2010.

Liquidity and Capital Resources

As of March 31, 2007, and December 31, 2006, we had cash and cash equivalents of $897,178 and $2,241,712, respectively. The decrease in cash and cash equivalents was due primarily to the $1,826,940 used in investing activities for the deposit paid in connection with a contract for land use rights for our Jiangyin plant and the reduction in cash generated in operating activities. The $1,826,940 deposit for purchasing the land use right at Jiangyin industrial park, Fujian province is associated with our plan to build a second biodiesel refinery starting in 2007 with an annual capacity of 100,000 tons.

The $266,811 net cash provided by operating activities in the quarter ended March 31, 2007 was primarily attributable to our $400,706 net income, $212,021 from depreciation, amortization expenses, and effect of exchange rate changes on cash and cash equivalent, a $246,604 increase in accounts payable and accrued liabilities, offset by a $282,933 increase in accounts receivable, and a $230,830 decrease in taxes refundable, due to other related parties, and income tax payable.

The $242,410 net cash provided by financing activities in the quarter ended March 31, 2007 was primarily attributable to $553,489 in long term loans and offset by a $311,079 decrease in short term loans.

We have historically met our liquidity and capital requirements from a variety of sources, including internally generated cash, short-term borrowings from both related parties and financial institutions, and sales of common stock.

On December 25, 2006, Fujian Zhongde executed a contract to acquire land use rights for 50 years for certain land located in the Fujian Province of the Peoples Republic of China for a total purchase price of approximately $2,400,000. 50% of the purchase price has been paid, 30% was paid on March 25, 2007, and 20% is due June 25, 2007. The contract also contemplates that a newly formed subsidiary of ours will build a new biodiesel facility on this land costing approximately $15,000,000. Financing of the land use rights and subsequent construction costs is expected to come from a future private placement of our common stock and/or debt financing. However, there is no assurance that we will be able to secure such financing.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (March 31, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There were no changes in our internal control over financial reporting during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, we have not issued unregistered securities which have not been “previously reported” as defined in Rule 12b-2 of the Exchange Act, except for the following:

On January 25, 2007, we issued CCG Elite Investor Relations 30,000 shares of common stock as compensation for services related to investor communications. CCG Elite Investor Relations is an “accredited investor,” as that term is defined in Regulation D under the Securities Act of 1933, as amended (the “Securities Act”). These shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

On January 25, 2007, we issued Segue Ventures LLC 50,000 shares of common stock as compensation for services related to investor communications. Segue Ventures LLC is an “accredited investor,” as that term is defined in Regulation D under the Securities Act. These shares of common stock were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D (Rule 506) under the Securities Act and corresponding provisions of state securities laws, which exempt transactions by an issuer not involving any public offering.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2007	By:	/s/ Tai-ming Ou
Tai-ming Ou
Chief Executive Officer (Principal Executive Officer)

Dated: May 15, 2007	By:	/s/ Gary Zhao
Gary Zhao
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.