Form 10QSB/A
period 2007-03-31
CHINA CLEAN ENERGY INC
filed 2007-06-15
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB/A
(Amendment No. 1)

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

EXPLANATORY NOTE

We filed our Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2007 on May 15, 2007 (the “Original Report”). We are filing this Amendment No. 1 on Form 10-QSB/A (the “Amended Report”) in order to amend and restate (i) Part I - Item 3 “Controls and Procedures” and (ii) Part II - Item 2 “Unregistered Sales of Equity Securities and Use of Proceeds.” The other Items of our Original Report are not amended hereby.

The Amended Report speaks as of the date of the filing of the Original Report, March 31, 2007. All information contained in the Original Report, as amended by the Amended Report, is subject to updating and supplementing as provided in our reports filed with the Securities and Exchange Commission subsequent to the date of the Original Report.

i

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure and to ensure that material information required to be disclosed in an issuer's filings under the Exchange Act is recorded, processed, summarized and reported within the specified time period. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (March 31, 2007), in ensuring that (i) material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms and (ii) information required to be disclosed in our Exchange Act reports is accumulated to management to allow timely decisions regarding required disclosure. There were no changes in our internal control over financial reporting during the three month period ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
13

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the period covered by this Report, we have not issued unregistered securities which have not been “previously reported” as defined in
Rule 12b-2 of the Exchange Act, except for the following:

On January 25, 2007, we issued 30,000 shares of common stock, valued at $0.10 per share, to Crocker Coulson, William Cofin, Sean Collins, Guonan Ma, each employees of CCG Elite Investor Relations, as compensation for investor relations services. These shares were issued pursuant to an agreement between us and CCG Elite Investor Relations dated November 8, 2006. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, and each offeree was an “accredited investor” within the meaning of Rule 501(a) of the Securities Act.

On January 25, 2007, we issued 50,000 shares of common stock, valued at $0.10 per share, to Craig Bird, an employees of Segue Ventures LLC, as compensation for investor relations services. These shares were issued pursuant to an agreement between us and Segue Ventures LLC dated November 13, 2006. The issuance of these shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof, and each offeree was an “accredited investor” within the meaning of Rule 501(a) of the Securities Act.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.

14

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 15, 2007	By:	/s/ Tai-ming Ou
Tai-ming Ou
Chief Executive Officer (Principal Executive Officer)

Dated: June 15, 2007	By:	/s/ Gary Zhao
Gary Zhao
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

15

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.