Form 10QSB
period 2007-06-30
CHINA CLEAN ENERGY INC
filed 2007-08-08
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from           to
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

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 7, 2007, there were 21,512,269 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one):

Yes ☐	No ☒

H-Q2 2007 Form 10-QSB(688167_5)

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,118,335	$2,241,712
Accounts receivable, net of allowance for doubtful accounts of $299,943 and $228,604, respectively	2,627,684	1,962,403
Other receivable - refundable value added taxes	-	24,904
Inventories	1,024,290	941,933
Prepaid expenses	332,851	37,696
Total Current Assets	5,103,160	5,208,648

Property, plant and equipment, net	4,634,295	4,692,200

Intangible assets, net	2,392,362	2,430,504
Deposits paid in connection with
contract for purchase of land use rights	1,951,355	95,033
Total Assets	$14,081,172	$12,426,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$493,958	$386,719
Current portion of bank indebtedness	1,174,409	1,282,462
Income taxes payable	-	117,964
Due to related parties	-	6,419
Total current liabilities	1,668,367	1,793,564

Noncurrent portion of bank indebtedness	328,971	-
Total Liabilities	1,997,338	1,793,564

Commitments and Contingencies	-	-
Stockholders' Equity
Common stock par value $0.001 per share, authorized
100,000,000 shares; issued and outstanding 21,512,269
and 21,512,269 shares, respectively	21,512	21,512
Additional paid-in capital	7,034,473	7,034,473
Retained earnings	4,355,563	3,161,747
Accumulated other comprehensive income (loss)	672,286	415,089
Total stockholders' equity	12,083,834	10,632,821
Total Liabilities and Stockholders' Equity	$14,081,172	$12,426,385

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

		Three months ended June 30,				Six months ended June 30,
		2007		2006		2007		2006
		(Unaudited)		(Unaudited)		(Unaudited)		(Unaudited)

Revenue:	$		$		$		$
Net sales of products		5,255,040		3,259,827		9,393,406		6,112,737
Government subsidy		-		1,202		-		7,167

Total revenue		5,255,040		3,261,029		9,393,406		6,119,904
Operating Costs and Expenses
Cost of goods sold		3,824,722		2,372,645		6,814,671		4,437,849
Selling and marketing		224,048		85,445		437,291		167,656
General and administrative		315,813		21,935		765,377		147,873
Depreciation of property, plant and equipment		22,802		8,192		35,015		16,422
Amortization of intangible assets		49,139		37,351		98,387		122,708
Total operating costs and expenses		4,436,524		2,525,568		8,150,741		4,892,508
Income from Operations		818,516		735,461		1,242,665		1,227,396
Other Income (Expense)
Interest income		1,429		2,125		3,931		4,318
Interest expense		(26,835)		(20,127)		(52,780)		(41,000)
Total Other Income (Expense)		(25,406)		(18,002)		(48,849)		(36,682)
Income before Income Taxes		793,110		717,459		1,193,816		1,190,714
Income Taxes		-		(221,306)		-		(417,946)
Net Income		$793,110		$496,153		$1,193,816		$772,768
Other Comprehensive Income
Foreign currency translation adjustment		150,233		30,193		257,197		191,693
Comprehensive Income		$943,343		$526,346		$1,451,013		$964,461

Earnings per common share:
Basic		$0.04		$0.03		$0.06		$0.05
Diluted		$0.04		$0.03		$0.06		$0.05

Weighted average number of common shares:
Basic		21,512,269		15,995,000		21,512,269		15,995,000
Diluted		21,512,269		15,995,000		21,512,269		15,995,000

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(Expressed in US Dollars)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2006	21,512,269	$21,512	$7,034,473	$3,161,747	$415,089	$10,632,821
Net income for the three months
ended March 31, 2007	-	-	-	400,706	-	400,706
Foreign currency translation adjustment	-	-	-	.	106,964	106,964
Balance at March 31, 2007	21,512,269	$21,512	$7,034,473	$3,562,453	$522,053	$11,140,491
Net income for the three months
ended June 30, 2007	-	-	-	793,110	-	793,110
Foreign currency translation adjustment	-	-	-	.	150,233	106,964
Balance at June 30, 2007	21,512,269	$21,512	$7,034,473	$4,355,563	$672,286	$12,083,834

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$1,193,816	$772,768
Adjustments to reconcile net income to net cash
provided by (used in) operating activities
Depreciation of property, plant and equipment	264,231	168,164
Amortization of intangible assets	98,387	122,708
Changes in operating assets and liabilities
Accounts receivable, net	(665,281)	(248,036)
Other receivable	24,904	-
Due from related parties	-	(221,593)
Inventories	(82,357)	213,758
Prepaid expenses	(295,155)	-
Accounts payable and accrued liabilities	107,239	144,265
Income taxes payable	(117,964)	(316,657)
Net cash provided by (used in) operating activities	527,820	635,377
Cash Flows from Investing Activities
Property, plant and equipment additions	(89,805)	(1,599,571)
Intangible asset additions	-	(541,100)
Deposits paid in connection with contract for purchase of land use rights	(1,856,322)	-
Net cash provided by (used in) investing activities	(1,946,127)	(2,140,671)
Cash Flows from Financing Activities
Increase (decrease) in current portion of bank indebtedness	(108,053)	12,506
Increase (decrease) in noncurrent portion of bank indebtedness	328,971	-
Increase (decrease) in due to related parties	(6,419)	-
Capital stock issued for cash	-	50,000
Dividends paid	-	(753,420)
Net cash provided by (used in) financing activities	214,499	(690,914)

Effect of exchange rate changes on cash and cash equivalents	80,431	87,148
Increase (decrease) in cash and cash equivalents	(1,123,377)	(2,109,060)

Cash and cash equivalents, beginning of period	2,241,712	3,175,128

Cash and cash equivalents, end of period	$1,118,335	$1,066,068
Supplemental disclosures of cash flow information:
Interest paid	$52,780	$41,000
Income taxes paid	$-	$417,946

The accompanying notes are an integral part of these financial statements.

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2007 and for the six months ended June 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows for the periods ended June 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended June 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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

The consolidated financial statements at June 30, 2007 include the accounts of CCE, CCER, and Fujian Zhongde (collectively the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 - INVENTORIES

Inventories consist of:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Raw materials	$574,723	$430,392
Work in progress and packaging material	108,592	24,065
Finished goods	340,975	487,476
Total Inventories	$1,024,290	$941,933

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Land improvements	$65,618	$-
Buildings	2,202,407	2,051,056
Equipment and machinery	4,898,221	4,419,551
Automobiles	37,465	20,529
Office equipment	17,893	13,848
Construction in progress	-	449,346
Total	7,221,604	6,954,330
Less accumulated depreciation	(2,587,309)	(2,262,130)
Net	$4,634,295	$4,692,200

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Land use rights	$1,998,406	$1,949,015
Patents and licenses	1,209,800	1,179,900
Total	3,208,206	3,128,915
Less accumulated amortization	(815,844)	(698,411)
Net	$2,392,362	$2,430,504

NOTE 6 - BANK INDEBTEDNESS

Bank indebtedness consists of:

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
DBS bank under revolving credit agreement, interest at 115% of PRC prime rate,
secured by certain buildings and land use rights owned by Fujian Zhongde	$986,224	$1,282,462
DBS bank, interest at 115% of PRC prime rate, due in monthly installments of principal
and interest of $18,448 through January 2010, secured by certain buildings and land use rights	517,156	-
Total	1,503,380	1,282,462
Less current portion	(1,174,409)	(1,282,462)

Noncurrent portion of bank indebtedness	$328,971	$-

NOTE 7 - PENSION AND EMPLOYMENT LIABILITIES

At June 30, 2007 and December 31, 2006, the Company had no liability for pension or past employment benefits. The Company does not have a pension or other retirement plan.

NOTE 8 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Fujian Zhongde only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Fujian Zhongde is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $294,580 and $291,692 at June 30, 2007 and December 31, 2006, respectively.

NOTE 9 - INCOME TAXES

Income taxes consist of:

	Six months ended June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Current:
PRC	$-	$417,946
United States	-	-
Total current	-	417,946
Deferred	-	-
Total	$-	$417,946

Fujian Zhongde has been subject to a PRC 33% standard enterprise income tax. In 2006, Fujian Zhongde became a wholly-owned foreign enterprise (“WOFE”). PRC income tax laws provide that certain WOFEs may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter 50% exempt for the next three years. In December 2006, Fujian Zhongde applied for PRC approval of these income tax exemptions. In March 2007, the PRC tax authorities approved a full income tax exemption for the year 2007 and a 12% income tax rate for years 2008, 2009 and 2010. Included in prepaid expenses at June 30, 2007 is $141,460 in payments to the PRC tax authorities which can be used to satisfy PRC income tax liabilities for year 2008 and thereafter.

As at June 30, 2007, CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:
	Six months ended
	June 30,
	2007	2006
	(Unaudited)	(Unaudited)
Expected tax at 35%	$417,836	$416,750
Tax effect of unutilized
losses of CCE and CCER	146,477	12
Tax effect of Fujian Zhongde
income taxed at lower rate	(564,313)	(23,814)
Permanent differences	-	24,998
Actual provision for income taxes	$-	$417,946

NOTE 10 - RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. In the six months ended June 30, 2007 and 2006, such purchases totaled $1,618,679 and $1,999,970, respectively. The Company believes that these purchases were transacted at terms no less favorable than those that could have been conducted with unaffiliated third parties. Included in prepaid expenses at June 30, 2007 is $160,252 in advances to one such company for the purchase of waste oil which will be delivered to the Company subsequent to June 30, 2007.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one industry segment - the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at June 30, 2007 were located in the PRC.

Net sales consist of:

	Six months ended June 30,
	2007	2006
Specialty chemicals products	$6,994,601	$4,447,898
Biodiesel products	2,398,805	1,664,839
Total	$9,393,406	$6,112,737

In 2007, two customers (for biodiesel products) accounted for 14.52% and 11.01%, respectively, of net sales.

In 2006, two customers (for biodiesel products) accounted for 13.77% and 13.32%, respectively, of net sales.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Contract for Purchase of Land Use Rights

On December 25, 2006, CCER executed a contract with The Bureau of Jiangyin Industrial Zone in Fujian Province to acquire land use rights for 50 years for certain land located in the Fujian Province of the PRC for a total purchase price of 18,549,000 RMB ($2,439,194 translated at the June 30, 2007 exchange rate).

The contract, which was originally expected to close in June 2007, contemplates a new affiliated company of CCER be formed to build a new biodiesel facility on the land costing approximately $15,000,000. The contract originally provided for payments of the purchase price in three periods: 50% (or 9,274,500 RMB) by January 4, 2007, another 30% (or 5,564,700 RMB) by March 25, 2007, and the last 20% (or 3,709,800 RMB) by June 25, 2007. In June 2007, the parties agreed to extend the closing date and due date of the remaining 3,709,800 RMB ($487,839 translated at the June 30, 2007 exchange rate) to December 2007. As of June 30, 2007, the Company has paid 14,839,200 RMB ($1,951,355 translated at the June 30, 2007 exchange rate) of the 18,549,000 RMB total purchase price.

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

The Registration Statement was declared effective by the SEC on July 10, 2007. In the three months ended June 30, 2007, CCE recorded an expense accrual of $39,000 (included in general and administrative expenses and accounts payable and accrued liabilities in the accompanying consolidated financial statements) for Default Damages due subscribers.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Revenues. During the quarter ended June 30, 2007, we had net sales of $5,255,040, as compared to net sales of $3,259,827 during the quarter ended June 30, 2006, an increase of approximately 61.21%. This increase is attributable to our expanded production capacity, increases in both the biodiesel and specialty chemical product lines, increased sales volume (we sold 2,745 tons of biodiesel for the quarter ended June 30, 2007 compared to 1,636 tons for the quarter ended June 30, 2006 and 3,856 tons of specialty chemicals for the quarter ended June 30, 2007 compared to 3,371 tons for the quarter ended June 30, 2006), increased selling price for our exported specialty chemical products (our average selling price for the quarter ended June 30, 2007 was $985/ton compared to an average selling price of $719/ton selling price for the quarter ended June 30, 2006, an increase of 37%), and increased sales force.

Gross Profit. Cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, was $3,824,722 for the quarter ended June 30, 2007, as compared to cost of goods sold of $2,372,645 for the quarter ended June 30, 2006. We had a gross profit of $1,430,318 for the quarter ended June 30, 2007, as compared to gross profit of $887,182 for the quarter ended June 30, 2006, representing gross margins of approximately 27.22% and 27.22%, respectively. The increase in gross profits is attributable to increased product selling prices for our exported specialty chemical products and an increase in sales volume for both our specialty chemical products and biodiesel products. Additionally, our feedstock prices have been quite stable over the last two years. We have entered annual contracts with the top 10 feedstock suppliers. Our feedstock costs (including transportation costs) were $331-368/ton in the second quarter of 2006 and $316-368/ton in the second quarter of 2007.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses, and wages and salaries totaled $224,048 for the quarter ended June 30, 2007, as compared to $85,445 for the quarter ended June 30, 2006, an increase of approximately 162.21%. This increase is primarily attributable to the increase in our specialty chemical product exports (45.19% vs. 28.44% of out total sales in Q2 2007 and Q2 2006, respectively) and related export and freight charges, and our expanded sales team and activities that are in turn reflected in our increased sales. We believe that our selling expenses will continue to increase slightly as sales continue to grow and our specialty chemical export business continues to increase.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $387,754 for the quarter ended June 30, 2007, as compared to $67,478 for the quarter ended June 30, 2006, an increase of approximately 474.64%. This increase is primarily attributable to the increase in auditing, legal, investor relations, and financial advisory fees, hiring of new talents, and SEC filings incurred as a public company, as compared to our limited expenditures in general and administrative as a private company back in the second quarter of 2006.

Income Taxes. Income taxes decreased $221,306 from $221,306 for the quarter ended June 30, 2006 to $0 in the same period in 2007. The decrease is attributable to our principal subsidiary’s receipt of approval of full income tax exemption in 2007 from the PRC tax authorities on March 9, 2007. This approval also provides us with a 12% income tax rate in tax years 2008, 2009, and 2010 (compared to the PRC standard enterprise income tax rate of 33%).

Net Income. Net income increased $296,957 (59.85%) from $496,153 for the quarter ended June 30, 2006 to $793,110 for the quarter ended June 30, 2007. The increase is primarily attributable to the $543,136 increase in gross profit and the $221,306 decrease in income taxes, offset partially by increases in selling and marketing ($138,603) and general and administrative and other operating expenses ($320,276).

Liquidity and Capital Resources

As of June 30, 2007, and December 31, 2006, we had cash and cash equivalents of $1,118,335 and $2,241,712, respectively. The decrease in cash and cash equivalents was due primarily to the $1,856,322 used in investing activities for the deposit paid in connection with the contract for land use rights for our Jiangyin plant, offset partially by the $527,820 cash provided by operating activities.

The $1,856,322 deposit for purchasing the land use rights at Jiangyin Industrial Park, Fujian Province is associated with our plan to build a second biodiesel refinery with an annual capacity of 100,000 tons starting in 2007. China Clean Energy plans to take advantage of access to a deep water seaport, our feestock suppliers, and rail and highway transport connected to the national grid to build our second biodiesel refinery by importing palm oil leavings from Indonesia and Malaysia to expand our capacity and increase our sales.

The $527,820 net cash provided by operating activities in the six months ended June 30, 2007 was primarily attributable to the $1,193,816 net income, and the $362,618 non-cash depreciation and amortization expenses, offset by the $665,281 increase in accounts receivable, and the $295,155 increase in prepaid expenses.

The $214,499 net cash provided by financing activities in the first half of the year ended June 30, 2007 was primarily attributable to $328,971 increase in long term bank loans and offset by $114,472 decrease in short term bank loans.

We have historically met our liquidity and capital requirements from a variety of sources, including internally generated cash, short-term borrowings from both related parties and financial institutions, and sales of common stock.

On December 25, 2006, Fujian Zhongde executed a contract to acquire land use rights for 50 years for certain land located in the Fujian Province of the Peoples Republic of China for a total purchase price of approximately $2,400,000. 80% of the purchase price has been paid and 20% is due December 25, 2007. The contract also contemplates that a new affiliated company of Fujian Zhongde will build a new biodiesel facility on this land costing approximately $15,000,000. Financing of the land use rights and subsequent construction costs is expected to come from a future private placement of the Company’s common stock and/or debt financing. However, there is no assurance that the Company will be able to secure such financing.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (June 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms. There were no changes in our internal control over financial reporting during the three month period ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: August 7, 2007	By:	/s/ Tai-ming Ou
Tai-ming Ou Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2007	By:	/s/ Gary Zhao
Gary Zhao Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer
32.2*	Section 906 Certification of Principal Financial Officer

*	Filed herewith.