Form 10QSB
period 2007-09-30
CHINA CLEAN ENERGY INC
filed 2007-11-07
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to _____________

Commission file number: 333-126900

China Clean Energy Inc.
(Exact Name of Small Business Issuer in Its Charter)

Delaware	87-0700927
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

17 Candlewood Drive West Windsor, New Jersey	08550
(Address of Principal Executive Offices)	(Zip Code)

(609) 799-8921
(Issuer’s Telephone Number)

________________________________________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 1, 2007, there were 21,512,269 shares of the issuer’s common equity outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

i

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,330,791	$2,241,712
Accounts receivable, net of allowance for doubtful accounts of $394,390 and $228,604, respectively	2,645,196	1,768,262
Other receivable - refundable value added taxes	-	24,904
Other receivable - recoverable corporate income taxes	143,101	-
Inventories	712,626	941,933
Advance payments to suppliers	904,318	194,141
Prepaid expenses	41,317	37,696
Total Current Assets	5,777,349	5,208,648

Property , plant and equipment, net	5,056,649	4,692,200

Intangible assets, net	2,383,772	2,430,504
Deposits paid in connection with
contract for purchase of land use rights and related costs	1,951,355	95,033
Total Assets	$15,169,125	$12,426,385

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$648,060	$386,719
Current portion of bank indebtedness	1,190,273	1,282,462
Income taxes payable	-	117,964
Due to related parties	-	6,419
Total current liabilities	1,838,333	1,793,564

Noncurrent portion of bank indebtedness	284,770	-
Due to related parties	-	-
Total Liabilities	2,123,103	1,793,564

Commitments and Contingencies	-	-
Stockholders' Equity
Common stock, par value $0.001 per share, authorized
100,000,000 shares; issued and outstanding 21,512,269
and 21,512,269 shares, respectively	21,512	21,512
Additional paid-in capital	7,034,473	7,034,473
Retained earnings	5,190,149	3,161,747
Accumulated other comprehensive income (loss)	799,888	415,089
Total stockholders' equity	13,046,022	10,632,821
Total Liabilities and Stockholders' Equity	$15,169,125	$12,426,385

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue:
Net sales of products	$5,459,688	$3,687,425	$14,853,094	$9,800,162
Government subsidy	-	645	-	7,812

Total revenue	5,459,688	3,688,070	14,853,094	9,807,974

Operating Costs and Expenses
Cost of goods sold	4,033,402	2,644,263	10,848,073	7,082,112
Selling and marketing	164,642	100,356	601,933	268,012
General and administrative	345,436	103,172	1,110,813	251,045
Depreciation of property, plant and equipment	18,928	8,934	53,943	25,356
Amortization of intangible assets	36,023	40,816	134,410	163,524
Total operating costs and expenses	4,598,431	2,897,541	12,749,172	7,790,049
Income from Operations	861,257	790,529	2,103,922	2,017,925

Other Income (Expenses)
Interest incomes	1,983	2,473	5,914	6,791
Interest expenses	(28,654)	(26,287)	(81,434)	(67,287)
Total Other Income (Expenses)	(26,671)	(23,814)	(75,520)	(60,496)
Income before Income Taxes	834,586	766,715	2,028,402	1,957,429
Income Taxes	-	(266,017)	-	(683,963)
Net Income	$834,586	$500,698	$2,028,402	$1,273,466
Other Comprehensive Income
Foreign currency translation adjustment	127,602	100,658	384,799	292,351
Comprehensive Income	$962,188	$601,356	$2,413,201	$1,565,817

Earnings per common share:
Basic	$0.04	$0.03	$0.09	$0.08
Diluted	$0.04	$0.03	$0.09	$0.08

Weighted average number of common shares:
Basic	21,512,269	15,995,000	21,512,269	15,995,000
Diluted	21,512,269	15,995,000	21,512,269	15,995,000

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Statements of Stockholders' Equity
(Expressed in US Dollars)

			Additional		Accumulated Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance at December 31, 2006	21,512,269	$21,512	$7,034,473	$3,161,747	$415,089	$10,632,821
Net income for the three months ended March 31, 2007				400,706		400,706
Foreign currency translation adjustment					106,964	106,964
Balance at March 31, 2007	21,512,269	21,512	7,034,473	3,562,453	522,053	11,140,491
Net income for the three months ended June 30, 2007				793,110		793,110
Foreign currency translation adjustment					150,233	150,233
Balance at June 30, 2007	21,512,269	21,512	7,034,473	4,355,563	672,286	12,083,834
Net income for the three months ended September 30, 2007				834,586		834,586
Foreign currency translation adjustment					127,602	127,602
Balance at September 30, 2007	21,512,269	$21,512	$7,034,473	$5,190,149	$799,888	$13,046,022

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities
Net income	$2,028,402	$1,273,466
Adjustmens to reconcile net income to net cash
provided by (used for) operating activities
Depreciation of proeprty, plant and equipment	398,604	282,226
Amortization of intangible assets	134,410	163,524
Changes in operating assets and liabilities
Accounts receivable, net	(876,934)	(224,110)
Other receivables	(118,197)	-
Due from related parties	(6,419)	(269,141)
Inventory	229,307	689,214
Advance payments to suppliers	(710,177)	-
Prepaid expenses	(3,621)	-
Accounts payable and accrued liabilities	261,341	(259,426)
Income taxes payable	(117,964)	(245,329)
Net cash provided by (used for) operating activities	1,218,752	1,410,424
Cash Flows from Investing Activities
Property, plant and equipment additions	(763,053)	(1,701,617)
Intangible assets additions	-	(541,100)
Deposits paid in connection with contract for purchase of land use rights	(1,856,322)	-
Net cash provided by (used for) investing activities	(2,619,375)	(2,242,717)
Cash Flows from Financing Activities
Capital stock issued for cash	-	50,000
Increase (decrease) in current portion of bank indebtedness	(284,798)	26,725
Increase (decrease) in noncurrent portion of bank indebtedness	477,379	-
Dividends paid	-	(753,420)
Net cash provided by (used for) financing activities	192,581	(676,695)

Effect of exchange rate changes on cash and cash equivalents	297,121	160,117
Increase (decrease) in cash and cash equivalents	(910,921)	(1,348,871)

Cash and cash equivalents, beginning of period	2,241,712	3,175,128

Cash and cash equivalents, end of period	$1,330,791	$1,826,257

Supplemental disclosures of cash flow information:
Interest paid	$81,434	$67,287
Income taxes paid	$-	$683,963

The accompanying notes are an integral part of these financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 - INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2007 and for the nine months ended September 30, 2007 and 2006 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-QSB. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows for the periods ended September 30, 2007 and 2006. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended September 30, 2007 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2007. The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date.

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
September 30, 2007
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

The consolidated financial statements at September 30, 2007 include the accounts of CCE, CCER, and Fujian Zhongde (collectively the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

NOTE 3 - INVENTORIES

Inventories consist of:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Raw materials	$382,111	$430,392
Work in progress and packaging material	24,744	24,065
Finished goods	305,771	487,476
Total Inventories	$712,626	$941,933

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Land improvements	$486,266	$-
Buildings	2,227,928	2,051,056
Equipment and machinery	4,959,403	4,419,551
Automobiles	37,898	20,529
Office equipment	18,100	13,848
Construction in progress	80,163	449,346
Total	7,809,758	6,954,330
Less accumulated depreciation	(2,753,109)	(2,262,130)
Net	$5,056,649	$4,692,200

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Land use rights	$1,998,406	$1,949,015
Patents and licenses	1,209,800	1,179,900
Total	3,208,206	3,128,915
Less accumulated amortization	(824,434)	(698,411)
Net	$2,383,772	$2,430,504

NOTE 6 - BANK INDEBTEDNESS

Bank indebtedness consists of:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
DBS bank under revolving credit agreement,
interest at 115% of PRC prime rate,
secured by certain buildings and land
use rights owned by Fujian Zhongde	$997,664	$1,282,462
DBS bank, interest at 115% of PRC prime rate,
due in monthly installments of principal
and interest of $18,834 through
January 2010, secured by certain buildings
and land use rights	477,379	-

Total	1,475,043	1,282,462
Less current portion	(1,190,273)	(1,282,462)

Noncurrent portion of bank indebtedness	$284,770	$-

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 7 - PENSION AND EMPLOYMENT LIABILITIES

At September 30, 2007 and December 31, 2006, the Company had no liability for pension or past employment benefits. The Company does not have a pension or other retirement plan.

NOTE 8 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Fujian Zhongde only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Fujian Zhongde is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to $294,580 and $291,692 at September 30, 2007 and December 31, 2006, respectively.

NOTE 9 - INCOME TAXES

Income taxes consist of:

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Current:
PRC	$-	$683,963
United States	-	-
Total current	-	683,963
Deferred	-	-
Total	$-	$683,963

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

As at September 30, 2007, CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Nine months ended
	September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Expected tax at 35%	$709,941	$685,100
Tax effect of unutilized
losses of CCE and CCER	184,044	14,827
Tax effect of Fujian Zhongde
income taxed at lower rate	(893,985)	(39,996)
Permanent differences	-	24,032
Actual provision for income taxes	$-	$683,963

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. In the nine months ended September 30, 2007 and 2006, such purchases totaled $2,565,315 and $2,902,965, respectively. The Company believes that these purchases were transacted at terms no less favorable than those that could have been conducted with unaffiliated third parties.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one industry segment - the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at September 30, 2007 were located in the PRC.

Net sales consist of:

	Nine months ended September 30,
	2007	2006
	(Unaudited)	(Unaudited)
Specialty chemicals products	$10,856,614	$7,260,080
Biodiesel products	3,996,480	2,540,082
Total	$14,853,094	$9,800,162

In 2007, two customers (for biodiesel products) accounted for 15.17% and 11.73%, respectively, of net sales.

In 2006, two customers (for biodiesel products) accounted for 12.26% and 10.36%, respectively, of net sales.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Contract for Purchase of Land Use Rights

On December 25, 2006, CCER executed a contract with The Bureau of Jiangyin Industrial Zone in Fujian Province to acquire land use rights for 50 years for certain land located in the Fujian Province of the PRC for a total purchase price of 18,549,000 RMB ($2,467,388 translated at the September 30, 2007 exchange rate).

The contract, which was originally expected to close in June 2007, contemplates a new affiliated company of CCER be formed to build a new biodiesel facility on the land with a total project cost of approximately $15,000,000. The contract originally provided for payments of the purchase price in three periods: 50% (or 9,274,500 RMB) by January 4, 2007, another 30% (or 5,564,700 RMB) by March 25, 2007, and the last 20% (or 3,709,800 RMB) by June 25, 2007. In June 2007, the parties agreed to extend the closing date and due date of the remaining 3,709,800 RMB ($493,478 translated at the September 30, 2007 exchange rate) to December 2007. As of September 30, 2007, the Company has paid 14,839,200 RMB ($1,951,355 translated at the exchange rate on the dates of the respective payments) of the 18,549,000 RMB total purchase price.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

Quarter Ended September 30, 2007 Compared to the Quarter Ended September 30, 2006.

Revenues. During the quarter ended September 30, 2007, we had net sales of $5,459,688 (29.29% from biodiesel sales and 70.71% from specialty chemicals sales), as compared to net sales of $3,687,425 (23.72% from biodiesel sales and 76.28% from specialty chemical sales) during the quarter ended September 30, 2006, an increase of approximately 48.06%. This increase was attributable to our expanded production capacity increases both in the biodiesel and specialty chemical product lines, increased sales volume, increased selling price for our exported specialty chemical products, and increased sales force.

Gross Profit. Cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $4,033,402 for the quarter ended September 30, 2007, as compared to cost of goods sold of $2,644,263 for the quarter ended September 30, 2006. We had a gross profit of $1,426,286 for the quarter ended September 30, 2007, as compared to gross profit of $1,043,162 for the quarter ended September 30, 2006, representing gross margins of approximately 26.12% and 28.29%, respectively. The increase in gross profits are the result of a significant increase in selling prices and sales volume in our specialty chemical export businesses as well as a sales volume increase in our biodiesel business. The decrease in our gross margin percentage is attributable to a decrease in Chinese government export tax rebates from 13% to 5% effective on July 1, 2007. Although all of our international customers had agreed with us on an average 8% price increase on our exported specialty chemical products, the full price increase only went effective in August 2007. Additionally, our feedstock prices have been quite stable over the last two years. We have entered into annual contracts with the top 10 feedstock suppliers among our 50 current feedstock suppliers. Our feedstock costs (including transportation costs) were between $350 and $363 per ton in the third quarter of 2006 and between $311 and $347 per ton in the third quarter of 2007.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses, and wages and salaries totaled $164,642 for the quarter ended September 30, 2007, as compared to $100,356 for the quarter ended September 30, 2006, an increase of approximately 64.06%. This increase is primarily attributable to the increase in our special chemical product exports (approximately $1,920,240 and $1,454,781 in the quarter ended September 30, 2007 and the quarter ended September 30, 2006, respectively) and related export and freight charges, and our expanded sales team and activities that are in turn reflected in our increased sales. We believe that our selling expenses will continue to increase slightly as sales continue to grow and our specialty chemical export business continues to increase.

General and Administrative Expenses. General and administrative expenses totaled $345,436 for the quarter ended September 30, 2007, as compared to $103,172 for the quarter ended September 30, 2006, an increase of approximately 234.82%. This increase is primarily attributable to the increase in auditing, legal, investor relations, and financial advisory fees, hiring of new talents, and SEC filings incurred as a public company, as compared to our limited expenditures in general and administrative as a private company during the quarter ended September 30, 2006.

Net Income. We had net income of $834,586 for the quarter ended September 30, 2007, as compared to net income of $500,698 for the quarter ended September 30, 2006, an increase of approximately 66.68%. This increase in net income was attributable to the $1,772,263 increase in net sales and the $266,017 decrease in income taxes off set by the increase in cost of goods sold, selling expenses, and general administrative expenses ($1,389,139; $64,286; and $242,264 respectively). On March 9, 2007, our principal subsidiary received official approval from the Chinese Tax authority for corporate income tax exemption in 2007 and income tax reduction with a reduced income tax rate of 12% (vs. regular 33% corporate income tax rate in China in the past or 25% corporate income tax rate started in January 1, 2007) between January 1, 2008 and December 31, 2010 as a result of our WFOE (Wholly Foreign Owned Enterprise) status approval.

Liquidity and Capital Resources

As of September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $1,330,791 and $2,241,712, respectively. The decrease in cash and cash equivalents was due primarily to the $1,951,355 used in investing activities for the deposits paid in connection with the contract for land usage rights for our Jiangyin plant and an increase in our accounts receivables as a result of our significant increase in specialty chemical exports.

The $1,951,355 deposit for purchasing the land usage rights at Jiangyin industrial park, Fujian province is associated with our plan to build a second biodiesel refinery with an annual capacity of 100,000 tons, with construction anticipated to commence during the fourth quarter of 2007. Construction is expected to take around 10 months.

The $1,218,752 net cash provided by operating activities during the nine months ended September 30, 2007 was primarily attributable to the $2,028,402 net income, the $533,014 depreciation and amortization expenses and a $261,341 increase in accounts payable and accrued liabilities, offset by a $876,934 increase in accounts receivable, a $710,177 increase in advance payments to suppliers and a $117,964 decrease in income taxes payable.

The $192,581 net cash provided by financing activities during the nine months ended September 30, 2007 was primarily attributable to a $477,379 increase in long term bank loans and was offset by a $284,798 decrease in short term bank loans.

We have historically met our liquidity and capital requirements from a variety of sources, including internally generated cash, short-term borrowings from both related parties and financial institutions, and sales of common stock.

At the moment, we have only one refinery which produces both specialty chemicals and biodiesel products. The production capacities for specialty chemicals and biodiesel are at 18,000 tons per annum and 10,000 tons (or 3 million gallons) per annum, respectively.

On December 25, 2006, we executed a contract to acquire land usage rights for 50 years for certain land located in the Fujian Province of the Peoples Republic of China for a total purchase price of approximately $2.5 million. 50% of the purchase price was paid in December 2006 and January 2007, 30% was paid on March 25, 2007, and 20% is due December 25, 2007. The contract also contemplates that a new affiliated company of ours will build a new biodiesel facility with 100,000 tons (or 30 million gallons) per year of biodiesel production capacity on this land. The new refinery will cost approximately $15,000,000, including $2.5 million for land usage rights, $8.5 million for buildings, capital equipment and installation, and $4 million for working capital. Financing of the land use rights and subsequent construction costs is expected to come from a future private placement of our common stock and/or debt financing. However, there is no assurance that we will be able to secure such financing.

As of now, we have received various approvals from the local Chinese government on our new biodiesel refinery at the Jiangyin Industrials park, including: “Safety Approval for Risky Chemical Production project” from Fuzhou City Safe Production Monitoring Agency; “Approval for Fujian Zhongde Limited Environmental Impact from the 100,000 Biodiesel Production Facility” from Fuzhou City Environmental Protection Agency; “Approval for The Establishment and Construction of 100,000 Tons additional Annual Production of Biodiesel Project” from the Jiangyin Industrial Park Authority of Fuzhou City; and “Approval for Foreign Investment Enterprise” from Foreign Trade Commission of Fuzhou City. We have also received the final approval and the business license from Fuzhou City Industry and Commerce Bureau on November 5, 2007.

On November 1, 2007, the Chinese government raised the retail and whole sales prices for gasoline and diesel by 8% to reflect a recent surge of crude oil prices to above $95 per barrel. As a result, the retail price for petroleum-based diesel in China had increased from $636 per ton to $695 per ton. Going forward, our whole sales price for biodiesel will be increased by approximately 8% from $633 per ton to $684 effective on November 1, 2007.

Item 3. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (September 30, 2007), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 6.	Exhibits

Exhibit Number	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CLEAN ENERGY INC.

Dated: November 7, 2007	By:	/s/ Tai-ming Ou
Tai-ming Ou Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer