Form 10KSB
period 2007-12-31
CHINA CLEAN ENERGY INC
filed 2008-03-12
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark one)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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
None

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were $21,756,010.

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the average bid and asked price of the common stock as of March 10, 2008 was approximately $22,008,744.

As of March 10, 2008, 31,512,269 shares of Issuer’s common stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

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

Company Overview

We, through our wholly-owned subsidiary, Fujian Zhongde Technology Co., Ltd., are engaged in the development, manufacturing, and distribution of biodiesel and specialty chemical products made from renewable resources. Fujian Zhongde Technology Co., Ltd. was incorporated in the Fujian Province of the People’s Republic of China in 1995 and Fujian Zhongde Energy Co., Ltd. was incorporated and officially granted a business license on November 5, 2007. Since inception, we have been engaged in the manufacture of high-quality specialty chemical products from renewable resources. Through cooperation with outside experts at various research institutes and our research and development efforts, we formulated a proprietary process for refining biodiesel from waste vegetable oils and waste grease. Using this proprietary process, we began producing biodiesel in 2005 and commenced selling biodiesel commercially in December 2005.

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

The following table shows our total sales volume broken down by product category for the twelve-month period from January 1, 2007 through December 31, 2007. As shown in the table, during the twelve-month period ending December 31, 2007, dimer acid was our top selling product, accounting for 36.97% of total sales. However, biodiesel was our fastest growing product in terms of sales volume in 2007.

	Products Sold	% of Total Sales for the Period
1.	Dimer Acid	36.97%
2.	Biodiesel	26.54%
3.	Polyamide Resin	21.84%
4.	Vegetable Asphaltun	5.30%
5.	Polyamide Hot Melt Adhesive	3.36%
6.	Printing Ink	3.20%
7.	Fatty Acid	1.31%
8.	Stearic Acid	0.66%
9.	Liquid Resin 651#	0.36%
10.	Gluewater	0.29%

The following table shows our total sales volume broken down by product category for the twelve-month period from January 1, 2006 through December 31, 2006. As shown in the table, during the twelve month period ended December 31, 2006, dimer acid was our top selling product, accounting for 26.15% of total sales.

	Products Sold	% of Total Sales for the Period
1.	Dimer Acid	26.15%
2.	Biodiesel	24.89%
3.	Polyamide Resin	22.58%
4.	Printing Ink	10.11%
5.	Fatty Acid	4.77%
6.	Polyamide Hot Melt Adhesive	4.62%
7.	Stearic Acid	3.15%
8.	Vegetable Asphaltun	2.69%
9.	Oleic Acid	0.68%
10.	Gluewater	0.35%

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

People’s Republic of China Specialty Chemicals Market

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

People’s Republic of China Biodiesel Market

The People’s Republic of China biodiesel industry is still very much in its infancy. We estimate that the current total production of biodiesel nationwide is only approximately 300,000 tons while the total consumption of petroleum diesel in the People’s Republic of China is in excess of 100 million tons annually. With soaring oil prices and worsening pollution, the People’s Republic of China is expected to promote low-polluting alternatives to foreign oil and we anticipate biodiesel being recognized as a leading near term solution. Further, we believe the integration of biodiesel into the fuel supply of the People’s Republic of China can be swift and immediate, as biodiesel can be blended at any level with petroleum diesel or used in its pure form (B100) and biodiesel also make use of the existing petroleum infrastructure; i.e., tankers, storage depots, and filling stations.

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

Biodiesel

In the area of biodiesel production, we are aware of the existence of at least three main domestic competitors: Gushan Environmental Energy Ltd. with operations in Handan, Hebei Province, Fuzhou, Fujian Province, and Mianyang, Sichuan Province, China Biodiesel International Holding Co., Ltd., located in Longyan, and Fujian Province, and Wuxi Huahong Bio-fuel Co., Ltd., located in Wuxi, Jiangsu Province.

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

Biodiesel

We believe that we enjoy a material presence in the biodiesel industry in Fuqing City, Fujian Province, as there are only a handful of other companies currently in the country and the markets are extremely local due to transportation costs, some of the potential competitors are still months or even years away from actual production. In addition, we believe our industry relationships, contracts with feedstock suppliers, cost efficient manufacturing methods and an ability to sell diesel co-products to our specialty chemical customers place us at a competitive advantage.

Growth Strategy

With growing global demand for transport fuels and clean technologies, we are focused on increasing our biodiesel production capacity. We plan to initially expand our existing 311,000 square-foot biodiesel and specialty chemical production facility located in the Fujian Province, People’s Republic of China. In addition, we are preparing to build several new biodiesel-focused production plants in:

•
Jiangyin, a newly developed chemical industry zone near the harbor in the Fujian Province (approximately 15 kilometers from our existing plant to obtain synergies, greater efficiency and cost effectiveness);

•	in the Hebei Province; and/or

•	in the Xinjiang Province.

As we grow and secure more customers, we will build more plants in strategic locations throughout the People’s Republic of China.

To this end, on December 25, 2006, we signed a contract to purchase land usage rights for 50 years for the construction of a new biodiesel factory located in the new Fuqing Jiangyin Industrial Park in the Fujian Province, People’s Republic of China. We broke ground on this new biodiesel facility on December 19, 2007, and operations at this new facility are being conducted through Fujian Zhongde Energy Co., Ltd., a wholly owned subsidiary that was formed on November 5, 2007.

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

Existing Plant (Fulong Industrial Zone)

Our 311,000 square-foot manufacturing facility was originally erected in 1995 with a core focus on developing and manufacturing high-quality specialty chemical products from renewable resources. This ISO9001-certified plant is located in Fuzhou City’s technology and industrial zone in the Fulong Industrial Zone of the People’s Republic of China. We are currently in the process of improving the value of our specialty chemical products.

We anticipate that expansion of this plant will be completed with minimal disruption to our current infrastructure and production schedules.

Existing Production:

•	Annual Capacity - biodiesel: 10,000 tons or approximately 3 million gallons

•	Annual Capacity - specialty chemicals: 18,000 tons

After Expansion:

•	Approximately $1,500,000 will be invested by us to install a high performance hot melt adhesive production line using our proprietary technology.

•	Engineering effort is primarily focused on increasing biodiesel and hot-melt adhesive production yields while maintaining the current quality standards.

•	Production will maintain current yields while new equipment is installed, minimizing production downtime and lost sales.

•	The improvement project has already begun and is expected to be completed within three months.

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

Customers

Biodiesel

We currently sell biodiesel to regional service stations in the People’s Republic of China. We believe that the market for biodiesel will expand and can absorb an increase in supply. Since we began selling biodiesel in December 2005 along with specialty chemicals, our best selling product has been biodiesel. In fact, from January 2006 through December 2007, sales of biodiesel accounted for approximately 25.89% of our total sales for that time period.

Chemicals

Our specialty chemical products are sold to companies domestically and exported globally to companies in Europe, the U.S. and Asia. We believe that high quality and low production costs have allowed us to gain successful entry into the global market and to diversify our customer base.

For the twelve-month period from January 1, 2006 through December 31, 2006, we achieved consolidated net sales of $13,489,710. During the same time period, our top ten customers - ranked by the sales amount sold to each customer - contributed $7,150,687 in revenues. The following table depicts the top ten customers for the twelve-month period from January 1, 2006 through December 31, 2006.

	Name of Customer	Products Sold	Sales for the Period by Customer	% of Sales for the Period
1.	Fuqing Zhongdong Filling Station	Biodiesel	$1,514,740	11.23%
2.	Fuqing Risheng Filling Station	Biodiesel	$1,347,946	9.96%
3.	Air Products and Chemicals (PTE) Ltd.	Specialty Chemicals	$1,148,578	8.51%
4.	HBG Explore Corporation	Specialty Chemicals	$902,084	6.69%
5.	Fuqing Zhongde Chemical Industrial Co., Ltd. Tianjin Branch	Specialty Chemicals	$511,436	3.79%
6.	Micro Ink Co., Ltd.	Specialty Chemicals	$437,928	3.25%
7.	Cangnan County Shanlian Ink Shop	Ink	$373,740	2.77%
8.	Dachang Resins (Huizhou) Co., Ltd.	Specialty Chemicals	$332,963	2.47%
9.	Advanced Chemical Co., Ltd.	Specialty Chemicals	$330,494	2.45%
10.	Fuzhou Xinqiang Trading Co., Ltd.	Specialty Chemicals	$250,778	1.86%
	Total (Top 10)		$7,150,687	52.98%
	Total (Company)		$13,489,710	100.00%

During the twelve-month period from January 1, 2007 through December 31, 2007, we had consolidated net sales of $21,756,010. During the same time period, our top ten customers - ranked by the sales amount sold to each customer - contributed $14,701,065 in revenues. The following table depicts the top ten customers for the twelve-month period from January 1, 2007 through December 31, 2007.

	Name of Customer	Products Sold	Sales for the Period by Customer	% of Sales for the Period
1.	Fuqing Zhongdong Filling Station	Biodiesel	$3,168,720	14.56%
2.	Fuqing Risheng Filling Station	Biodiesel	$2,604,989	11.97%
3.	Hangzhou Yangsheng Chemical Co. Ltd.	Specialty Chemicals	$1,819,939	8.37%
4.	Dachang Resins (Huizhou) Co. Ltd.	Specialty Chemicals	$1,647,038	7.57%
5.	Air Products and Chemicals (PTE) Ltd.	Specialty Chemicals	$1,349,820	6.20%
6.	Micro Ink Co. Ltd.	Specialty Chemicals	$1,196,054	5.50%
7.	Cray Valley Resins PVT., Ltd.	Specialty Chemicals	$1,027,040	4.72%
8.	HBG Exports Co., Ltd.	Specialty Chemicals	$669,240	3.08%
9.	Shanming Youcheng Trading Co., Sha County Branch Office	Specialty Chemicals	$624,739	2.87%
10.	Fuzhou Baisheng Precision Chemical Co., Ltd.	Specialty Chemicals	$593,486	2.73%
	Total (Top 10)		$14,701,065	67.57%
	Total (Company)		$21,756,010	100.00%

Principal Suppliers

During the twelve-month period from January 1, 2007 through December 31, 2007, we had four feedstock suppliers who supplied more than 5% of our feedstocks.

	Name of Supplier	% of Feedstock Supplied for Period
1.	Fuqing Zhongde Waste Oil Recycling Co. Ltd.	52.91%
2.	Fujian Quanzhou Zhongyuan Chemical Co., Ltd.	20.45%
3.	Xinjiang Guansheng Technology Co., Ltd.	12.16%
4.	Cangzhou Shuanyu Chemical Co., Ltd.	6.98%

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

Risks Related to Our Business

We have a limited history of producing biodiesel, which makes it difficult to evaluate our business.

Currently, we have only one manufacturing facility, which began producing biodiesel in 2005. We began selling biodiesel in December 2005. Our limited operating history as a manufacturer and distributor of biodiesel makes it difficult for prospective investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to financial success.

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

Our future cash flow depends on our ability to timely design, construct and complete two or three new biodiesel refineries. If our engineering and construction operations are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons (including, but not limited to, technical difficulties, poor weather conditions, and business interruptions due to terrorism or otherwise), our business may experience a substantial setback. Because we are at the early stages of constructing a new facility, we are particularly vulnerable to events such as these. Prolonged problems may threaten the commercial viability of construction of our planned facilities. Moreover, the occurrence of significant unforeseen conditions or events in connection with construction of our new facility may require us to reexamine our business model. Any change to our business model may adversely affect our business.

Our results of operations, financial position and business outlook will be highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

Our results are substantially dependent on commodity prices, especially prices for feedstock, specialty chemicals, biodiesel, petroleum diesel and materials used in the construction of our proposed refineries. As a result of the volatility of the prices for these items, our results may fluctuate substantially and we may experience periods of declining prices for our products and increasing costs for our raw materials, which could result in operating losses. Although we may attempt to offset a portion of the effects of fluctuations in prices by entering into forward contracts to supply biodiesel or purchase feedstock or other items or by engaging in transactions involving exchange-traded futures contracts, the amount and duration of these hedging and other risk mitigation activities may vary substantially over time and these activities also involve substantial risks.

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions and factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply as well as foreign currency exchange rates compared to Renminbi, which may affect our specialty chemical exports and some feedstock imports. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, foreign exchange rate fluctuation, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for lower cost feedstock.

Biodiesel is a commodity whose price is determined based on the price of petroleum diesel, world demand, supply and other factors, all of which are beyond our control. World prices for crude oil and biodiesel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition. Price fluctuations for biodiesel may also impact the investment market, and our ability to raise investor capital. Any future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and future results of operations.

 We may be unable to obtain the additional capital required to implement our business plan, which will negatively impact our ability to grow our business.

We expect that current capital and other existing resources will be sufficient only to provide a limited amount of working capital. On their own, the revenues generated from the designing and building biodiesel refineries and the proceeds from our recently completed private placement of securities is not currently sufficient to fully fund operations and planned growth. We will require an estimated $11 million of additional capital to continue to expand our business beyond the initial phase. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

Eight feedstock suppliers collectively provide us with approximately 100% of our feedstock and our two largest suppliers, Fuqing Zhongde Waste Oil Recycling Co., Ltd. and Fujian Quanzhou Zhongyuanlong Chemical Company Ltd., each supplied approximately 52.91% and 20.45% of our feedstock, respectively, in 2007. Should any of these suppliers terminate their supply relationships with us, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us, we may be unable to procure sufficient feedstock to satisfy demand for our end products. Moreover, there is presently a finite number of feedstock suppliers within the People’s Republic of China. Thus, as demand for biodiesel products continues to increase, feedstock supplies will likely decrease, causing the price of feedstock to increase proportionally. If we are unable to obtain adequate quantities of feedstock at economically viable prices, our business could become unprofitable and investors could suffer a loss with respect to their investment in us.

 Price declines in petro-based diesel due to alternative energy discoveries or enhanced supply of oil could negatively impact demand for our biodiesel.

Our biodiesel product is currently sold in the People’s Republic of China as a substitute to petro-based diesel As a result, demand for our biodiesel could be negatively impacted should the Chinese government lower the retail prices of fuel, including diesel, due to the discovery of new oil fields or energy technology inventions.

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

Our five largest customers accounted for approximately 32.84% of our sales in 2006 and 48.67% of our sales in 2007. Our two largest customers accounted for more than 21.19% of sales in 2006 and for more than 26.53% of sales in 2007. If not replaced, the loss of any of these customers could significantly reduce our revenues and adversely affect the value of an investment in us.

We are dependent on others for sales of a significant portion of our products, which may place us at a competitive disadvantage and reduce profitability.

We have a small sales force of our own to market our biodiesel and specialty chemical products. As such, we expect to contract with third parties to market and distribute some of our specialty chemical products. We have no definitive agreements at this time. As a result, we will be somewhat dependent on whomever we contract with to market our biodiesel and specialty chemical products. There is no assurance that we will be able to enter into contracts with any specialty chemical products brokers or distributors on acceptable terms. If any of our distributors breaches its contract with us or does not have the ability, for financial or other reasons, to market all of the specialty chemicals products we produce, we will not have any other readily available means to sell our products. Our lack of a sufficient sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell all of our biodiesel or specialty chemical products may result in less income from sales.

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

We plan to grow rapidly and significantly expand our operations. This growth will place a significant strain on management systems and resources. We will not be able to implement our business strategy in a rapidly evolving market without an effective planning and management process, and, to date, we have not implemented sophisticated managerial, operational and financial systems and controls. We are required to manage multiple relationships with various strategic partners, technology licensors, users, advertisers and other third parties. These requirements will be strained in the event of rapid growth or in the number of third party relationships, and our systems, procedures or controls may not be adequate to support our operations and management may be unable to manage growth effectively. To manage our expected growth, we will be required to significantly improve or replace existing managerial, financial and operational systems, procedures and controls, and to expand, train and manage our growing employee base. We will be required to expand our finance, administrative and operations staff. We may be unable to complete in a timely manner the improvements to our systems, procedures and controls necessary to support future operations, management may be unable to hire, train, retain, motivate and manage required personnel and management may be unable to successfully identify, manage and exploit existing and potential market opportunities.

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

Substantial development of infrastructure will be required by persons and entities outside our control for our operations, and the biodiesel industry generally, to grow. Areas requiring expansion include, but are not limited to:

•	adequate highway or rail capacity, including sufficient numbers of dedicated tanker trucks or cars;

•	sufficient storage facilities for feedstock and biodiesel;

•	increases in truck fleets capable of transporting biodiesel within localized markets; and

•	expansion of independent filling stations

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

We face significant competition, which may negatively impact our future growth.

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

Our operations require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities within the People’s Republic of China. We believe that we either hold or will be able to obtain all necessary licenses and permits to carry on the activities that we contemplate, and that we will be able to obtain the licenses and permits necessary for our future biodiesel refineries and operations. However, our ability to obtain, sustain, or renew such licenses and permits on acceptable terms are subject to change, as, among other things, the regulations and policies of applicable governmental authorities may change. Our inability to obtain, loss of, or denial of, extension as to any of these licenses or permits may have a material adverse effect on our operations and financial condition.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended. Under these rules, among other things, we must evaluate the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that as our business grows we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Our operations are susceptible to interruption from natural disasters.

Our refineries are located in Fuqing City, Fujian Province of the People’s Republic of China. Historically, this region has suffered damage from typhoons or other natural disasters. Should any of these natural events occur, it would likely slow down our new refinery development and construction plans, thus adversely impacting current operations and future growth plans.

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

Much of our operations are conducted in the People’s Republic of China. In the fiscal year 2007, approximately 67.54% of our revenue was generated from sales in the People’s Republic of China. Although the economy of the People’s Republic of China has grown significantly in recent years, we cannot assure investors that such growth will continue. The renewable energy industry in the People’s Republic of China is relatively new and growing, and we therefore do not know how sensitive it is to a slowdown in economic growth or other adverse changes in the economy of the People’s Republic of China. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the People’s Republic of China could materially reduce the demand for our products and materially and adversely affect our business.

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

The government of the People’s Republic of China imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the People’s Republic of China. In 2007, approximately 67.54 % of our revenues was received in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing People’s Republic of China foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the People’s Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required whenever Renminbi is to be converted into foreign currency and remitted out of the People’s Republic of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

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

On July 21, 2005, the People’s Republic of China changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 12% appreciation of the Renminbi against the U.S. dollar as of December 31, 2007. While the international reaction to the Renminbi revaluation has generally been positive, pressure remains on the People’s Republic of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Pursuant to the relevant laws and regulations in the People’s Republic of China, Fujian Zhongde Technology Co., Ltd., as a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China, is entitled to an exemption from the People’s Republic of China enterprise income tax in 2007 and 50% relief from the People’s Republic of China enterprise income tax for the next three years beginning in 2008. However, since our new subsidiary, Fujian Zhongde Energy Co., Ltd., is a newly registered WOFE, the corporate income tax status for this new subsidiary is not clear at this point.

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

All of our directors and officers reside outside of the U.S. In addition, Fujian Zhongde Technology Co., Ltd. and Fujian Zhongde Energy Co., Ltd., our operating subsidiaries, are located in the People’s Republic of China and substantially all of their assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

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

Tai-ming Ou, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 27% of our outstanding common stock and our directors and executive officers as a group collectively own approximately 34% of our outstanding shares. The interests of management may differ from the interests of other stockholders. As a result, our executive management will have the right and ability to exert significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

 Because we became public by means of a reverse merger, we may not be able to attract the attention of major brokerage firms.

There may be risks associated with us becoming public through a reverse merger. Specifically, securities analysts of major brokerage firms may not provide coverage of us because there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any secondary offerings on our behalf.

Risks Relating to Our Common Stock

Our stock price may be volatile, so investors could lose their investment.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including the following:

•	technological innovations or new products and services by us or our competitors;

•	additions or departures of key personnel;

•	limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for the common stock;

•	sales of the common stock;

•	our ability to execute our business plan;

•	operating results that fall below expectations;

•	industry developments;

•	economic and other external factors; and

•	period-to-period fluctuations in our financial results.

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

Our common stock is currently deemed a “penny stock,” which could make it more difficult for investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Because our securities are currently subject to the penny stock rules, stockholders will find it more difficult to dispose of our securities.

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

The market for our common stock is characterized by significant price volatility when compared to seasoned issuers. We expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may, in the future, be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.

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

Item 2.	Description of Property.

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

On December 25, 2006, we signed a contract with Fuzhou City Jiangyin Industry District Management Committee to purchase land usage rights for 50 years at a purchase price of 18,549,000 Renminbi, or approximately $2.5 million, for the construction of a new biodiesel plant (Fujian Zhongde Energy Co., Ltd.) with annual production capacity of 100,000 tons or 30 million gallons. 50% of the purchase price was paid within 10 days of signing, with an additional 30% being due on the 3 month anniversary of the agreement and the remaining 20% due on the 6 month anniversary of the agreement. We plan to use this land usage right to construct a new biodiesel factory located in the new Fuqing Jiangyin Industrial Park in the Fujian Province of the People’s Republic of China. The new factory site is approximately 50 miles from Fuzhou, the Capital City of Fujian Province, and 15 miles from our existing facility. We already broke the ground on the new biodiesel facility on December 19, 2007. Work on this facility will last approximately 10 months and the total investment will cost $15 million, including $2.5 million for the land usage rights for 50 years, $8.5 million for buildings, equipment, and installation, and $4 million for working. We expect the construction to be completed by the end of 2008.

We rent office space at 17 Candlewood Drive, West Windsor, New Jersey, for 16,000 Renminbi per month (approximately $2,070), pursuant to an Office Rental Agreement, dated February 28, 2007, with Sonia Ma. Pursuant to the terms of the Office Rental Agreement, Ms. Ma also provides us with office furniture, computer equipment, telephone service and voice mail at cost. The term of the Office Rental Agreement is for one year with an option to renew upon the mutual agreement of both parties.

Item 3.	Legal Proceedings.

We are not presently a party to any pending litigation nor, to the knowledge of our management, is any litigation threatened against us.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2007 to a vote of our stockholders.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTC Bulletin Board since July 6, 2006. From July 6, 2006 through October 22, 2006, our trading symbol was HXPL.OB and since October 23, 2006 our trading symbol has been CCGY.OB. Prior to October 23, 2006, there was no active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year 2006
Fourth Quarter (from October 23, 2006)	$2.70	$0.22
Fiscal Year 2007
First Quarter	$3.10	$1.85
Second Quarter	$2.74	$1.35
Third Quarter	$2.25	$1.10
Fourth Quarter	$2.81	$1.60
Fiscal Year 2008
First Quarter (through March 10, 2008)	$2.26	$1.60

The last reported sales price of our common stock on the OTC Bulletin Board on March 10, 2008 was $1.60 per share. As of March 10, 2008, there were approximately 102 holders of record of our common stock.

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

The following discussion should be read together with the information contained in the consolidated financial statements, pro forma financial statements and the related notes included elsewhere in this annual report. The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Company Overview

We were originally incorporated in Delaware under the name “Hurley Exploration Inc.” on November 12, 2004 in order to conduct mineral exploration activities. On October 13, 2006, in anticipation of our acquisition of China Clean Energy Resources, Ltd., we abandoned this enterprise and changed our name to China Clean Energy Inc. On October 24, 2006, we acquired China Clean Energy Resources, Ltd., pursuant to the terms of a Share Exchange Agreement. This transaction was accounted for as a reverse acquisition (recapitalization), with China Clean Energy Resources, Ltd. deemed to be the accounting acquirer and us as the legal acquirer. Accordingly, the financial statements are those of China Clean Energy Resources, Ltd. and its subsidiary up until October 24, 2006. The basis of the assets, liabilities and retained earnings of China Clean Energy Resources, Ltd., were carried over in the recapitalization. Upon the closing of this transaction, we became a Chinese renewable resource-based biodiesel and specialty chemicals manufacturer/distributor.

China Clean Energy Resources, Ltd. was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co., Ltd. As such, China Clean Energy Resources, Ltd. does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Technology Co., Ltd., a Chinese company that was incorporated in the Province of Fujian, China on July 10, 1995.

Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006.

Revenues. During the year ended December 31, 2007, we had net sales of $21,756,010 (26.54% from biodiesel sales and 73.46% from specialty chemicals sales), as compared to net sales of $13,489,710 (24.89% from biodiesel sales and 75.11% from specialty chemical sales) during the year ended December 31, 2006. This was an increase of approximately 61.13%. This increase was attributable to increased production capacity in both the biodiesel and specialty chemical product lines, increased sales volume, increased sales prices for our biodiesel and exported specialty chemical products and an increase in our sales force.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $15,882,799 for the year ended December 31, 2007, as compared to cost of goods sold of $9,699,164 for the year ended December 31, 2006. We had a gross profit of $5,873,211 for the year ended December 31, 2007, as compared to a gross profit of $3,800,186 for the year ended December 31, 2006, representing gross margins of approximately 27.00% and 28.15%, respectively. The increase in gross profit is the result of a significant increase in the selling price and sales volume of our biodiesel and specialty chemical export business. The decrease in our gross margin percentage is due to a decrease in Chinese government export tax rebates from 13% to 5% effective on July 1, 2007, for our exported specialty chemical products. Although all of our international customers had agreed to an average 8% price increase on our exported specialty chemical products, the full price increase only became effective in August 2007. Additionally, our feedstock prices have been stable over the past two years. Our feedstock costs (including transportation costs) ranged between $304 and $387 per ton in 2006 and between $307 and $397 per ton in 2007.

Selling Expenses. Selling expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries totaled $695,007 for the year ended December 31, 2007, as compared to $411,850 for the year ended December 31, 2006. This was an increase of approximately 68.75%. The increase is primarily due to the increase in our special chemical product exports (approximately $1,920,240 and $1,454,781 in the year ended December 31, 2007 and the year ended December 31, 2006, respectively), related export and freight charges, and an expanded sales team. We believe that our cost of selling will continue to increase slightly as sales continue to grow and our specialty chemical export business continues to grow.

General and Administrative Expenses. General and administrative expenses totaled $1,456,985 for the year ended December 31, 2007, as compared to $529,377 for the year ended December 31, 2006. This was an increase of approximately 175.23%. This increase is primarily due to an increase in auditing, legal, investor relations, and financial advisory fees, hiring of new talent, and filings with the Securities and Exchange Commission, as compared to our limited expenditures as a private company for the most part of the year ended December 31, 2006.

Net Income. We had a net income of $3,359,894 for the year ended December 31, 2007, as compared to a net income of $1,269,860 for the year ended December 31, 2006. This was an increase of approximately 164.59%. This increase in net income was due primarily to the $8,266,300 increase in revenues and the $802,694 decrease in income taxes off set by increases in cost of goods sold, selling expenses, and general and administrative expenses of $6,183,635, $283,157 and $927,608, respectively. On March 9, 2007, our principal subsidiary, Fujian Zhongde Technology Co., Ltd., received official approval from the Chinese Tax authority for a corporate income tax exemption in 2007 and an income tax reduction with a reduced income tax rate of 12%, as opposed to the standard tax rate of 25% between January 1, 2008 and December 31, 2010. This came as a result of our WOFE (Wholly Owned Foreign Enterprise) status approval.

Liquidity and Capital Resources

General

As of December 31, 2007 and December 31, 2006, we had cash and cash equivalents of $1,133,555 and $2,241,712, respectively. The decrease in cash and cash equivalents was primarily due to our cost of $2,467,388 to secure land usage rights for our Jiangyin plant, $759,519 used for land improvements in connection with the Jiangyin Plant, and an $1,705,934 increase in our accounts receivables. This increase in account receivables was the result of an increase in specialty chemical exports.

The $2,467,388 used to purchase the land usage rights at Jiangyin industrial park, and the $759,519 land improvement costs are associated with our plan to build a second biodiesel refinery with an annual capacity of 100,000 tons, with construction having begun on December 19, 2007. Construction is expected to take approximately 10 months.

The $2,115,707 net cash proceeds provided by operating activities during the year ended December 31, 2007 was primarily due to $3,359,894 in net income, $721,509 of depreciation and amortization expenses and a $394,961 increase in accounts payable and accrued liabilities. This was offset by a $1,705,934 increase in accounts receivable, and a $419,545 decrease in inventory.

The $183,236 of net cash provided by financing activities during the year ended December 31, 2007 was primarily due to a $189,655 increase in bank indebtedness.

We have historically met our liquidity and capital requirements from a variety of sources. These included internally generated cash, short-term borrowings from both related parties and financial institutions, and sales of common stock.

At the moment, we have only one refinery which produces both specialty chemicals and biodiesel products. The production capacities for specialty chemicals and biodiesel are at 18,000 tons per annum and 10,000 tons per annum, respectively.

On December 25, 2006, we entered into a contract to acquire land usage rights for 50 years in Jiangyin Industrial Park, People’s Republic of China. The total purchase price for these land usage rights was approximately $2,500,000. 50% of the purchase price was paid in December of 2006 and January of 2007, 30% was paid in March of 2007, and 20% was paid in December of 2007. The contract also contemplated that a new affiliated company of ours will build a biodiesel facility with 100,000 tons per year of biodiesel production capacity. The new refinery will cost approximately $15,000,000. This includes $2.5 million for land usage rights, $8.5 million for buildings, capital equipment and installation, and $4 million for working capital. All operations at this refinery are being conducted through Fujian Zhongde Energy Co., Ltd., a wholly owned subsidiary that was formed on November 5, 2007.

As of now, we have received various approvals from the local Chinese government on our new biodiesel refinery at the Jiangyin Industrials park. These include: “Safety Approval for Risky Chemical Production project” from Fuzhou City Safe Production Monitoring Agency; “Approval for Fujian Zhongde Limited Environmental Impact from the 100,000 Biodiesel Production Facility” from Fuzhou City Environmental Protection Agency; “Approval for The Establishment and Construction of 100,000 Tons additional Annual Production of Biodiesel Project” from the Jiangyin Industrial Park Authority of Fuzhou City; and “Approval for Foreign Investment Enterprise” from Foreign Trade Commission of Fuzhou City. We have also received final approval and business license from the Fuzhou City Industry and Commerce Bureau on November 5, 2007.

On November 1, 2007, the Chinese government raised the retail and wholesales prices for gasoline and diesel by 8%. This was to reflect a recent surge in crude oil prices above $95 per barrel. As a result, the retail price for petroleum-based diesel in the People’s Republic of China increased from $636 per ton to $695 per ton. Going forward, our wholesale price for biodiesel will be increased by approximately 8% from $633 per ton to $684 per ton, effective on November 1, 2007.

Private Placement

On January 9, 2008, we completed a private placement, pursuant to which we issued 10,000,000 shares of common stock and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share, for aggregate gross proceeds of $15,000,000. In connection with this private placement, we incurred placement agent fees of approximately $1,200,000, and issued the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share. In addition, we incurred other professional fees and expenses totaling approximately $90,000. The proceeds from the above financing will be used, in part, to construct our second biodiesel facility, as discussed above, as well as for working capital purposes.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based upon the consolidated financial statements of ours and our subsidiaries. These have been prepared in accordance with accounting principles generally accepted in the United States. During the preparation of the financial statements we are required to make estimates and judgment that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principals upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax , impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

 Revenue Recognition. We recognize a sale when the revenue has been realized or realizable and has been earned, in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”. Our sales are related to the sale of a product. Revenue for a product sale is recognized as risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. Substantially all of our products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All products that are sold in the People’s Republic of China are subject to a local value-added tax at a rate of 17% of the gross sales price, or at a rate that is approved by the local government. This VAT may be offset by a VAT paid on raw materials and other materials included in the cost of producing the finished product.

 Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions on our business operations are conducted in the People’s Republic of China. During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and trades outstanding on December 31, 2007 and December 31, 2006 totaled $2,795,363 and $2,191,007, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of December 31, 2007 and December 31, 2006, allowances for doubtful accounts totaled $407,593 and $228,604, respectively.

 Inventories. Inventories are stated at the lesser of cost (first in, first out method) or market. We review our inventory on a regular basis or determine if any reserves are necessary for potential obsolescence. As of December 31, 2007 and December 31, 2006, we determined that no reserves were necessary.

 Patent Expense. We capitalize all direct incremental costs associated with initial patent filing costs and amortize the costs over the estimated remaining life of such patent. Patents are reviewed regularly and the remaining carrying amount of any patents deemed not commercial or cost effective are written off.

 Off-Balance Sheet Arrangements. We have not entered into any third party financial guarantees. We have not entered into any derivative contracts that are indexed to our shares being classified as stockholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Inflation. We believe that inflation has not had a material effect on our operations to date.

Income Taxes. We adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since we had no operations in the U.S., there is no provision for U.S. income tax and there were no deferred tax amounts as of December 31, 2007 and December 31, 2006. The charge for foreign income tax is based on the results for the year as adjusted for nontaxable income and nondeductible expenses. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for by using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principal, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rate that is expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it relates to items credited or charged directly to equity, in which case the deferred tax is also dealt with as equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle current tax assets and liabilities on a net basis.

Our subsidiaries, Fujian Zhongde Technology Co., Ltd. and Fujian Zhongde Energy Co., Ltd., are governed by the Income Tax Law of the People’s Republic of China concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the “Income Tax Laws”). Under the Income Tax Laws, WOFEs generally are subject to an income tax rate of 25% on income as reported in their statutory financial statements after appropriate tax adjustments, unless the enterprise is located in specially designated regions of cities for which more favorable tax rates apply.

Upon approval by the People’s Republic of China tax authorities, WOFE’s scheduled to operate for a period of 10 years or more and engage in manufacturing and production may be exempt from income tax for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

As Fujian Zhongde Technology Co., Ltd. became a WOFE starting February 20, 2006 at the time it merged with China Clean Energy Resources, Ltd., it received the above described WOFE tax benefit upon approval from the People’s Republic of China. Fujian Zhongde Technology Co., Ltd. was exempt from income taxes in 2007 and thereafter 50% exempt for the next three years beginning in 2008.

 Value Added Tax (VAT). Enterprises or individuals who sell commodities, engage in repair and maintenance or import/export goods in the People’s Republic of China are subject to a value added tax in accordance with People’s Republic of China laws. The value added tax standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of our finished products can be used to offset the VAT due on sales of the finished product.

Fujian Zhongde Technology Co., Ltd. received a 13% refund on the VAT amount paid for exported products before July 1, 2007. Since July 1, 2007, the Chinese government had reduced the VAT refund to 5% from 13% for our exported specialty chemical products

Recently Issued Accounting Pronouncements

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

In February 2007, FASB issued statement of Financial Accounting Standard No. 159 (SFAS No. 159), “The Fair Value Option for Financial Assets and Liabilities - including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact, if any, SFAS No. 159 will have on our financial statements and results of operations.

Item 7.	Financial Statements.

See the Company’s Financial Statements beginning on page F-1.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A.	Controls and Procedures

As required by Rule 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our Chief Executive Officer and Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

Item 8A(T).	Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the small business issuer’s internal control over financial reporting is as of the year ended December 31, 2007. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits us to provide only management’s report in this annual report.

Item 8B.	Other Information.

None

PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected annually by our board of directors and serve at their discretion.

Name	Age	Position
Tai-ming Ou	53	Chief Executive Officer and Chairman of the Board
Gary Zhao	45	Chief Financial Officer and Director
Ri-wen Xue	43	Chief Operating Officer and Director
Yun He	40	Vice President of Sales
Qin Yang	48	Director

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

Gary Zhao, Chief Financial Officer and Director. Mr. Zhao was appointed as our Chief Financial Officer on November 15, 2006 and became a Director on January 9, 2008. From July 2005 through November 14, 2006, Mr. Zhao was Vice President of CapGemini China, a global management consulting, information technology consulting and outsourcing firm. From July 2002 until July 2005, Mr. Zhao was a director in charge of Finance Performance Management and Corporate Strategy at Accenture China, where he provided financial management, Sarbanes-Oxley compliance and corporate strategy consulting services. From January 2001 until July 2002, Mr. Zhao was Chief Financial Officer of Chinatech International Software Ltd., a software company located in Beijing, the People’s Republic of China. Mr. Zhao received a Bachelor of Science in Metallurgical Engineering from Tsinghua (Qinghua) University in Beijing, the People’s Republic of China, in 1984, a Master of Science in Materials Science from University of Minnesota in 1989, and an MBA in Finance and Strategic Management from The Wharton School of the University of Pennsylvania in 1995.

Ri-wen Xue, Chief Operating Officer and Director. Mr. Xue joined us in early 2000 as Executive Secretary to the General Manager. In this capacity, Mr. Xue was in charge of assisting the General Manager in dealing with daily affairs, planning and implementing our business management system, adjusting our organizational chart, establishing employee job descriptions and functional department duties. In October 2002, Mr. Xue was promoted to Production Manager and became responsible for improving production processes and technology. In December 2003, Mr. Xue was promoted to the position of Vice President - Production and Engineering, and Chairperson of the Board of Supervisors, where he was in charge of planning and carrying out new project development, streamlining production and engineering processes, and undertaking research and development, technology applications and improvements. In October 2006, Mr. Xue became our Chief Operating Officer and a Director. Prior to joining us, Mr. Xue was a Pipelining Operator, Quality Control, and Local Assistant Manager at the Chip Copperize Corporation in Japan from April 1995 to April 1999. Mr. Xue is a certified senior economist and a certified senior engineer in the People’s Republic of China and graduated from Fujian Finance College in 1985 with a Bachelor’s degree in finance.

Yun He, Vice President of Sales. Mr. He is one of our co-founders and became Sales Manager in 1995, promoting sales of our resins and printing inks in the domestic People’s Republic of China market. Mr. He has been our Vice President of Sales since 1997. Prior to our formation, Mr. He established an export business in 1992 and engaged in international trade and exporting local garments, food, toys, ornaments and handicrafts to Russia, the Czech Republic and Germany. Mr. He graduated from Fujian Normal University in 1989 with a Bachelor’s degree in Chinese literature.

Qin Yang, Director. Ms. Yang is one of our co-founders and has been a director since inception in 1995. Ms. Yang had previously founded the Fuqing Welfare Garment Factory in 1984 and served as its Chief Designer and director. Ms. Yang graduated from Fujian Industrial Arts School in the Fujian province of the People’s Republic of China.

Mr. Ou and Ms. Yang and are husband and wife.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors by the end of 2008, which will consist of soon-to-be-nominated independent directors. The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors by the end of 2008. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Chief Financial Officer and principal accounting officer. Our Code of Ethics is available through our website at ww.chinacleanenergyinc.com, or in print to any stockholder who requests it from: Investor Relations, 17 Candlewood Drive, West Windsor, New Jersey 08550.

Item 10.	Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Tai-ming Ou, our chief executive officer, who we refer to in this annual report as the “named executive officer.” During 2007, no executive officer received annual remuneration in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	All Other Compensation	Total
Tai-ming Ou	2007	$18,462	-	$18,462
President and Chief Executive Officer (principal executive officer)	2006	$13,153	-	$13,153

Employment Agreement

On January 9, 2008, we entered into a two year employment agreement with Tai-ming Ou, which agreement shall be automatically renewed for additional one-year periods until either we or Mr. Ou, as the case may be, gives the other written notice of its intent not to renew the agreement at least 90 days prior to the end of the then current term. Pursuant to this agreement, Mr. Ou shall serve at our Chief Executive Officer and shall receive a salary of approximately $2,473 per month, which amount shall be increased by at least 10% following the one year anniversary of the agreement. In addition, under this agreement, we granted Mr. Ou options to purchase 65,000 shares of common stock with an exercise price of $2.50 per share and 65,000 shares of common stock with an exercise price of $3.00 per share, with all options vesting quarterly over three years. If Mr. Ou’s employment is terminated without cause or he resigns for good reason, all unvested options shall vest and Mr. Ou will be entitled to the continuation of benefits and the payment of his salary for 12 months.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards held by our named executive officer as of December 31, 2007.

2008 Equity Incentive Plan

On January 9, 2008, our board of directors and stockholders adopted the 2008 Equity Incentive Plan. The purpose of the 2008 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Equity Incentive Plan, we are authorized to issue up to 2,000,000 stock options, 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $2.50 or (ii) 100% of the fair market value of a share of common stock on the date of grant and 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $3.00 or (ii) 100% of the fair market value of a share of common stock on the date of grant. Under the 2008 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by our board of directors. On January 9, 2008, we granted options to purchase common stock under the 2008 Equity Incentive Plan to the following executive officers:

Name	Shares Subject to Options	Exercise Price	Vesting Schedule	Expiration
Tai-ming Ou	65,000	$2.50	1/12 every three months following the grant date	10 years from date of grant

	65,000	$3.00	1/12 every three months following the grant date	10 years from date of grant

Gary Zhao	500,000	$2.50	1/12 every three months following the grant date	10 years from date of grant

	500,000	$3.00	1/12 every three months following the grant date	10 years from date of grant

Ri-wen Xue	50,000	$2.50	1/12 every three months following the grant date	10 years from date of grant

	50,000	$3.00	1/12 every three months following the grant date	10 years from date of grant

Yun He	50,000	$2.50	1/12 every three months following the grant date	10 years from date of grant

	50,000	$3.00	1/12 every three months following the grant date	10 years from date of grant

Compensation of Directors

The following table sets forth director compensation for the year ended December 31, 2007.

Director Compensation

Name	Fee Earned or Paid in Cash	All Other Compensation	Total
Qin Yang	$10,769	-	$10,769

Narrative to Director Compensation Table

Ms. Qin Yang, the wife of Tai-ming Ou, was one of our original founders in 1995 and has been one of our directors since that time. In addition, since June 2006, Ms. Yang has been an independent contractor, and for such services received $897 per month or $10,769 per annum during the year ended December 31, 2007. In addition, we paid Ms. Yang a one time cash incentive award of $6,400 in February 2007 for her performance and contribution to us 2006. In 2008, Ms. Yang’s monthly compensation as an independent contractor is anticipated to be at $1,379 per month or $16,552 per annum.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters and Director Independence.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 10, 2008 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	our named executive officer; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o China Clean Energy Inc., Fulong Industry Zone, Longtian Town Fuqing City, Fujian, China 350315. As of March 10, 2008, we had 31,512,269 shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)
Tai-ming Ou	8,489,850(2)	26.9%
Gary Zhao	183,333(3)	*
Ri-wen Xue	968,033(4)	3.1%
Qin Yang	8,489,850(5)	26.9%
Nai-ming Yu	2,399,250	7.6%
JLF Partners I, LP(6)	4,700,854(7)	14.9%
JLF Partners II, LP(8)	4,700,854(7)	14.9%
JLF Offshore Fund, Ltd.(9)	4,700,854(7)	14.9%
All officers and directors as a group (5 persons)	10,769,199	34.1%

*	Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assumes the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 10, 2008. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Includes (i) 10,833 shares of common stock issuable upon the exercise of options, (ii) 3,518,900 shares of common stock held directly by Qin Yang and (iii) 1,667 shares of common stock issuable upon the exercise of options held by Qin Yang. Tai-ming Ou and Qin Yang are husband and wife.

(3)	Includes 83,333 shares of common stock issuable upon the exercise of options.

(4)	Includes 8,333 shares of common stock issuable upon the exercise of options.

(5)
Includes (i) 1,667 shares of common stock issuable upon the exercise of options, (ii) 4,958,450 shares of common stock held directly by
Tai-ming Ou and (iii) 10,833 shares of common stock issuable upon the exercise of options held by Tai-ming Ou. Tai-ming Ou and Qin Yang are husband and wife.

(6)	The address of JLF Partners I, LP is 2775 Via De La Valle, Suite 204, Del Mar, California 92014.

(7)	Includes 1,876,312 shares of common stock held by JLF Partners I, LP, 161,381 shares of common stock held by JLF Partners II, LP and 2,663,161 shares of common stock held by JLF Offshore Fund, Ltd.

(8)	The address of JLF Partners II, LP is 2775 Via De La Valle, Suite 204, Del Mar, California 92014.

(9)	The address of JLF Offshore Fund, Ltd. is 2775 Via De La Valle, Suite 204, Del Mar, California 92014.

Item 12.	Certain Relationships and Related Transactions and Director Independence.

We review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. Transactions that we have determined to be directly or indirectly material to us or a related person are disclosed below. We believe each transaction is on terms no less favorable to us than the terms generally available to an unaffiliated third-party under the same or similar circumstances.

Tai-ming Ou, our Chief Executive Officer and Chairman, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Mr. Ou was for approximately $490,000 in September 2005. All loans provided to us by Mr. Ou were repaid in full during 2005, except for $5,656 which was repaid to Mr. Ou in May 2006.

In connection with our January 9, 2008 private placement, Mr. Ou agreed to place 1,042,012 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our currently proposed production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should we successfully satisfy each of these two milestones, these shares of common stock will be returned to Mr. Ou.

Yun He, our Vice President of Sales, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Mr. He was for approximately $242,000 in September 2005. All loans provided to us by Mr. He were repaid in full during 2005, except for $14,516 which was repaid to Mr. He in February 2006.

In connection with our January 9, 2008 private placement, Mr. He agreed to place 235,293 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our currently proposed production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should we successfully satisfy each of these two milestones, these shares of common stock will be returned to Mr. He.

Ri-wen Xue, our Chief Operating Officer and a Director, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Mr. Xue was for approximately $198,000 in September 2005. All loans provided to us by Mr. Xue were repaid in full during 2005, except for $86,772 which was repaid to Mr. Xue in January 2006.

In connection with our January 9, 2008 private placement, Mr. Xue agreed to place 201,680 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our currently proposed production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should we successfully satisfy each of these two milestones, these shares of common stock will be returned to Mr. Xue.

Ms. Qin Yang, one of our Directors, has provided us with financing through a series of undocumented, unsecured, non-interest bearing demand loans. The last such advance made to us by Ms. Yang was for approximately $168,000 in September 2005. All loans provided to us by Ms. Yang were repaid in full during 2005, except for $74,376 which was repaid to Mr. Yang in January 2006.

In connection with our January 9, 2008 private placement, Gary Zhao, our Chief Financial Officer, agreed to place 21,015 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our currently proposed production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should we successfully satisfy each of these two milestones, these shares of common stock will be returned to Mr. Zhao.

Director Independence

We do not currently have any independent directors.

Item 13.	Exhibits.

Exhibit Number	Description
2.1
Share Exchange Agreement, dated as of October 20, 2006, by and among the shareholders of China Clean Energy Resources, Ltd., China Clean Energy Inc., Chet Kurzawski and Doug Reid (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.1
Composite Certificate of Incorporation of China Clean Energy Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on February 1, 2008)

3.2
Amended and Restated By-laws of Hurley Exploration Inc. (Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.1
Form of Subscription Agreement for October 24, 2006 Private Placement and November 9, 2006 Private Placement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.2
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation, Ltd. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.3
Contract for the Transfer of the Patent, dated August 29, 2005, between Ta-ming Ou and Liang Zicai (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

Exhibit Number	Description
10.4
Agreement on Transfer of the Patent, dated September 26, 2005, between Fujian Zhong De Technology Stock Co., Ltd. and
Ta-ming Ou (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.5
Amended and Restated Consulting Agreement, dated January 18, 2007, between Fujian Zhongde Technology Co., Ltd. and Allstar Capital Inc. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.6
Engagement Letter, dated September 19, 2006, between China Clean Energy Resources, Ltd. and Westminster Securities Corporation (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.7
Credit Facility, dated February 1, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.8
Contract of Land and Estate Mortgage, dated March 28, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.9
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.10
Land Investment Agreement, dated December 25, 2006, between Fujiang Zhongde Technology Co., Ltd and Fuzhou City Jiangyin Industry District Management Committee (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.11
Sales Contract, dated November 15, 2006, between Fujian Zhongde Technology Co., Ltd. and Cray Valley Resins India Pvt. Ltd. (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.12
Supplier Agreement, dated March 5, 2007 between China Clean Energy Inc. and Fujian Quanzhou Zhong Yuan Long Chemistry Industry Co., Ltd. (Incorporated by reference to Exhibit 10.13 of Amendment Number 2 to the Registration Statement on form
SB-2/A of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007).

Exhibit Number	Description
10.13
Supplier Agreement, dated March. 06, 2007 between China Clean Energy, Inc. and Meiweike (Shaxian) Linchan Chemistry Co., Ltd. (Incorporated by reference to Exhibit 10.14 of to Amendment Number 2 to the Registration Statement on form SB-2/A of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007).

10.14
Supplier Agreement, dated March. 05, 2007 between China Clean Energy, Inc. and Xinjiang Guansheng Technology Chemistry Co., Ltd. (Incorporated by reference to Exhibit 10.15 of to Amendment Number 2 to the Registration Statement on form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007).

10.15
Form of Securities Purchase Agreement, dated January 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.16
Form of Registration Rights Agreement, dated January 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.17
Form of Class A Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.18
Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.19
2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.20
Form of 2008 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.21
Form of 2008 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.22
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Tai-ming Ou (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

Exhibit Number	Description
10.23
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Gary Zhao (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.24
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Ri-wen Xue (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.25
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Yun He (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

14.1	Code of Ethics
21.1	List of Subsidiaries
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 302 Certification of Principal Executive Officer
32.2	Section 302 Certification of Principal Accounting Officer

Item 14.	Principal Accountant Fees and Services.

Michael T. Studer CPA P.C. has served as our principal accountant since October 30, 2006 and audited our consolidated financial statements for the years ended December 31, 2006 and December 31, 2007. Fees billed for professional services provided to our Company by these firms for the fiscal years ended December 31, 2007 and 2006 were.

	2007	2006
Audit Fees	$102,000	$95,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Accounting Professional Fees and Services	$0	$0

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 11, 2008
CHINA CLEAN ENERGY INC.

/s/ Gary Zhao
Gary Zhao
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on March 12, 2007 in the capacities indicated.

Name	Title

/s/ Tai-ming Ou	President and Chief Executive Officer and Chairman of the Board of Directors
Tai-ming Ou	(Principal Executive Officer)

/s/ Gary Zhao	Chief Financial Officer and Director
Gary Zhao	(Principal Financial Officer and Principal Accounting Officer)

/s/ Yun He	Vice President of Sales and Distribution
Yun He

/s/ Ri-wen Xue	Chief Operating Officer and Director
Ri-wen Xue

/s/ Qin Yang	Director
Qin Yang

Exhibit Index

Exhibit Number	Description
2.1
Share Exchange Agreement, dated as of October 20, 2006, by and among the shareholders of China Clean Energy Resources, Ltd., China Clean Energy Inc., Chet Kurzawski and Doug Reid (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

3.1
Composite Certificate of Incorporation of China Clean Energy Inc. (Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on February 1, 2008)

3.2
Amended and Restated By-laws of Hurley Exploration Inc. (Incorporated by reference to Exhibit 3.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.1
Form of Subscription Agreement for October 24, 2006 Private Placement and November 9, 2006 Private Placement (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.2
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation, Ltd. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.3
Contract for the Transfer of the Patent, dated August 29, 2005, between Ta-ming Ou and Liang Zicai (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.4
Agreement on Transfer of the Patent, dated September 26, 2005, between Fujian Zhong De Technology Stock Co., Ltd. and
Ta-ming Ou (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.5
Amended and Restated Consulting Agreement, dated January 18, 2007, between Fujian Zhongde Technology Co., Ltd. and Allstar Capital Inc. (Incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

Exhibit Number	Description
10.6
Engagement Letter, dated September 19, 2006, between China Clean Energy Resources, Ltd. and Westminster Securities Corporation (Incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.7
Credit Facility, dated February 1, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (Incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.8
Contract of Land and Estate Mortgage, dated March 28, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (Incorporated by reference to Exhibit 10.9 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.9
Contract of Supply and Purchase of Acid Oil, dated August 2, 2006, between Fujian Zhongde Technology Corporation, Ltd. and Fuqing Zhongde Waste Oil Collecting Corporation (Incorporated by reference to Exhibit 10.10 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.10
Land Investment Agreement, dated December 25, 2006, between Fujiang Zhongde Technology Co., Ltd and Fuzhou City Jiangyin Industry District Management Committee (Incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.11
Sales Contract, dated November 15, 2006, between Fujian Zhongde Technology Co., Ltd. and Cray Valley Resins India Pvt. Ltd. (Incorporated by reference to Exhibit 10.12 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.12
Supplier Agreement, dated March 5, 2007 between China Clean Energy Inc. and Fujian Quanzhou Zhong Yuan Long Chemistry Industry Co., Ltd. (Incorporated by reference to Exhibit 10.13 of Amendment Number 2 to the Registration Statement on form
SB-2/A of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007).

10.13
Supplier Agreement, dated March. 06, 2007 between China Clean Energy, Inc. and Meiweike (Shaxian) Linchan Chemistry Co., Ltd. (Incorporated by reference to Exhibit 10.14 of to Amendment Number 2 to the Registration Statement on form SB-2/A of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007).

Exhibit Number	Description
10.14
Supplier Agreement, dated March. 05, 2007 between China Clean Energy, Inc. and Xinjiang Guansheng Technology Chemistry Co., Ltd. (Incorporated by reference to Exhibit 10.15 of to Amendment Number 2 to the Registration Statement on form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007).

10.15
Form of Securities Purchase Agreement, dated January 9, 2008 (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.16
Form of Registration Rights Agreement, dated January 9, 2008 (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.17
Form of Class A Warrant to Purchase Common Stock (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.18
Form of Lock-up Agreement (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.19
2008 Equity Incentive Plan (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.20
Form of 2008 Incentive Stock Option Agreement (Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.21
Form of 2008 Non-Qualified Stock Option Agreement (Incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.22
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Tai-ming Ou (Incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.23
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Gary Zhao (Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.24
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Ri-wen Xue (Incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

Exhibit Number	Description
10.25
Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Yun He (Incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

14.1	Code of Ethics
21.1	List of Subsidiaries
31.1	Section 302 Certification of Principal Executive Officer
31.2	Section 302 Certification of Principal Accounting Officer
32.1	Section 302 Certification of Principal Executive Officer
32.2	Section 302 Certification of Principal Accounting Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Clean Energy Inc.

I have audited the accompanying consolidated balance sheets of China Clean Energy Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Clean Energy Inc. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

/s/ Michael T. Studer CPA P.C.

Freeport, New York
March 7, 2008

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Expressed in US Dollars)

	December 31,	December 31,
	2007	2006
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$1,133,555	$2,241,712
Accounts receivable, net of allowance for doubtful accounts of $407,593 and $228,604, respectively	2,795,363	1,768,262
Other receivable - refundable value added taxes	-	24,904
Other receivable - recoverable corporate income taxes	147,485	-
Inventories	1,361,478	941,933
Advance payments to suppliers	872,974	194,141
Prepaid expenses	32,330	37,696
Total Current Assets	6,343,185	5,208,648

Property , plant and equipment, net	5,820,045	4,692,200

Intangible assets, net	4,879,635	2,430,504

Deposits paid in connection with contract for purchase of land use rights and related costs	-	95,033
Total Assets	$17,042,865	$12,426,385

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$781,680	$386,719
Current portion of bank indebtedness	1,231,020	1,282,462
Income taxes payable	-	117,964
Due to related parties	-	6,419
Total current liabilities	2,012,700	1,793,564

Noncurrent portion of bank indebtedness	241,097	-
Total Liabilities	2,253,797	1,793,564

Commitments and Contingencies	-	-
Stockholders’ Equity
Preferred stock, per value $0.0001 per share, authorized
10,000,000 shares; issued and outstanding 0 shares
Common stock, par value $0.0001 per share, authorized	-	-
90,000,000 shares; issued and outstanding 21,512,269
and 21,512,269 shares, respectively	2,151	2,151
Additional paid-in capital	7,053,834	7,053,834
Retained earnings	6,521,641	3,161,747
Accumulated other comprehensive income (loss)	1,211,442	415,089
Total stockholders’ equity	14,789,068	10,632,821
Total Liabilities and Stockholders’ Equity	$17,042,865	$12,426,385

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Operations and Comprehensive Income
(Expressed in US Dollars)

	Year ended December 31,
	2007	2006
	(Audited)	(Audited)

Revenue:
Net sales of products	$21,756,010	$13,489,710
Government subsidy	-	9,640

Total revenue	21,756,010	13,499,350

Operating Costs and Expenses
Cost of goods sold	15,882,799	9,699,164
Selling and marketing	695,007	411,850
General and administrative	1,456,985	529,377
Expenses relating to the “reverse merger” of CCER	-	464,550
Depreciation of property, plant and equipment	77,818	34,771
Amortization of intangible assets	178,635	204,948
Total operating costs and expenses	18,291,244	11,344,660
Income from Operations	3,464,766	2,154,690

Other Income (Expenses)
Interest incomes	9,355	7,001
Interest expenses	(114,227)	(89,137)
Total Other Income (Expenses)	(104,872)	(82,136)
Income before Income Taxes	3,359,894	2,072,554
Income Taxes	-	(802,694)
Net Income	$3,359,894	$1,269,860
Other Comprehensive Income
Foreign currency translation adjustment	796,353	421,948
Comprehensive Income	$4,156,247	$1,691,808

Earnings per common share:
Basic	$0.16	$0.07
Diluted	$0.16	$0.07

Weighted average number of common shares:
Basic	21,512,269	17,017,580
Diluted	21,512,269	17,017,580

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Statements of Stockholders’ Equity
(Expressed in US Dollars)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2005	15,995,000	$1,600	$5,610,885	$2,645,307	$(6,859)	$8,250,933
Common stock retained by acquirer’s stockholders in connection with “reverse acquisition” of China Clean Energy Resources, Ltd. (“CCER”) on October 24, 2006	2,432,269	243	(243)	-	-	-
Common stock issued to consultants for services rendered in connection with “reverse acquisition” of CCER	1,605,000	160	160,340	-	-	160,500
Common stock issued for cash on October 24, 2006 at $1 per share, less offering costs of $35,000	1,050,000	105	1,014,895	-	-	1,015,000
Common stock issued for cash in November 2006 at $1 per share	250,000	25	249,975	-	-	250,000
Common stock issued in November 2006 for services	180,000	18	17,982	-	-	18,000
Net income for year ended December 31, 2006	-	-	-	1,269,860	-	1,269,860
Dividends declared	-	-	-	(753,420)	-	(753,420)
Foreign currency translation adjustment	-	-	-	-	421,948	421,948

Balance at December 31, 2006	21,512,269	$2,151	$7,053,834	$3,161,747	$415,089	$10,632,821
Net income for year ended December 31, 2007	-	-	-	3,359,894	-	3,359,894
Foreign currency translation adjustment	-	-	-	-	796,353	796,353

Balance at December 31, 2007	21,512,269	$2,151	$7,053,834	$6,521,641	$1,211,442	$14,789,068

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Expressed in US Dollars)

	Year ended December 31,
	2007	2006
	(Audited)	(Audited)
Cash Flows from Operating Activities
Net income	$3,359,894	$1,269,860
Adjustmens to reconcile net income to net cash
provided by (used for) operating activities
Stock-based compensation	-	178,500
Depreciation of proeprty, plant and equipment	542,875	402,138
Amortization of intangible assets	178,635	204,948
Changes in operating assets and liabilities
Accounts receivable, net	(1,705,934)	(433,820)
Other receivables	(122,581)	(24,904)
Due from related parties	-	14,875
Inventory	(419,545)	358,201
Prepaid expenses	5,366	(37,696)
Accounts payable and accrued liabilities	394,961	(286,134)
Income taxes payable	(117,964)	(248,389)
Net cash provided by (used for) operating activities	2,115,707	1,397,579
Cash Flows from Investing Activities
Property, plant and equipment additions	(1,342,153)	(2,063,652)
Intangible assets additions	(2,467,388)	(545,225)
Deposits paid in connection with contract for purchase of land use rights	-	(95,033)
Net cash provided by (used for) investing activities	(3,809,541)	(2,703,910)
Cash Flows from Financing Activities
Capital stock issued for cash	-	1,265,000
Increase (decrease) in bank indebtedness	189,655	42,850
Due to related parties	(6,419)	(296,525)
Dividends paid	-	(753,420)
Net cash provided by (used for) financing activities	183,236	257,905

Effect of exchange rate changes on cash and cash equivalents	402,441	115,010
Increase (decrease) in cash and cash equivalents	(1,108,157)	(933,416)

Cash and cash equivalents, beginning of period	2,241,712	3,175,128

Cash and cash equivalents, end of period	$1,133,555	$2,241,712

Supplemental disclosures of cash flow information:
Interest paid	$114,227	$89,137
Income taxes paid	$-	$1,051,083

The accompanying notes are an integral part of these consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

NOTE 1 - ORGANIZATION AND BUSINESS OPERATIONS

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

On November 5, 2007, CCER established a new wholly-owned subsidiary, Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), in Jiangyin Industrial Zone, Fuqing City, Fujian Province, PRC. Zhongde Energy plans to build a biodiesel refinery in the Jiangyin Industrial Park and produce and sell biodiesel products. The construction of its production plant is currently in progress.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements at December 31, 2007 include the accounts of CCE, CCER, Fujian Zhongde and Zhongde Energy (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other receivables, accounts payable and accrued liabilities, and bank indebtedness. The fair value of these financial instruments approximate their carrying amounts reported in the consolidated balance sheets due to the short term maturity of these instruments and based on interest rates of comparable instruments.

Foreign Currency Translation

The functional currency of CCE and CCER is the United States dollar. The functional currency of Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.13710 and $0.12825 at December 31, 2007 and 2006, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods (for Fujian Zhongde, $0.13167 and $0.12557 for the years ended December 31, 2007 and 2006, respectively; for Zhongde Energy, $0.13545 for the period November 5, 2007 to December 31, 2007). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets (20 years for buildings, 10 years for equipment and machinery, and 5 years for automobiles and office equipment).

Intangible and Other Long-Lived Assets

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. Land use rights are being amortized on a straight-line basis over the terms of the related agreements. Patents and licenses are being amortized over their expected useful economic life of 10 years.

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

Stock-Based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 (R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and is recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period). Through December 31, 2007, no stock options had been granted.

In 2006, the Company issued a total of 1,785,000 shares of restricted stock for services rendered or to be rendered to the Company. 1,605,000 shares were issued to consultants for services rendered in connection with the “reverse acquisition” of CCER on October 24, 2006, 30,000 shares were issued to an investor relations firm on November 8, 2006 as an incentive fee, 100,000 shares were issued to the Company’s chief financial officer on November 13, 2006 pursuant to the terms of a one year Compensation Agreement, and 50,000 shares were issued to a consultant on November 13, 2006 pursuant to the terms of a one year Corporate Services Agreement. The 100,000 shares issued to the Company’s chief financial officer and the 50,000 shares issued to the consultant are subject to possible cancellation or forfeiture in certain circumstances. The fair value of these issuances was determined based on the last sale quoted on the OTC Bulletin Board on the date of the respective grants, reduced by a restricted stock discount.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 3 - INVENTORIES

Inventories consist of:

	December 31,	December 31,
	2007	2006
	(Audited)	(Audited)
Raw materials	$564,993	$430,392
Work in progress and packaging material	11,728	24,065
Finished goods	784,757	487,476
Total Inventories	$1,361,478	$941,933

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	December 31,	December 31,
	2007	2006
	(Audited)	(Audited)
Land improvements	$759,519	$-
Buildings	2,227,928	2,051,056
Equipment and machinery	5,309,511	4,419,551
Automobiles	37,898	20,529
Office equipment	18,100	13,848
Construction in progress	450,434	449,346
Total	8,803,390	6,954,330
Less accumulated depreciation	(2,983,345)	(2,262,130)
Net	$5,820,045	$4,692,200

NOTE 5 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	December 31,	December 31,
	2007	2006
	(Audited)	(Audited)
Land use rights	$4,550,853	$1,949,015
Patents and licenses	1,261,292	1,179,900
Total	5,812,145	3,128,915
Less accumulated amortization	(932,510)	(698,411)
Net	$4,879,635	$2,430,504

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

NOTE 6 - BANK INDEBTEDNESS

Bank indebtedness consists of:

	December 31,	December 31,
	2007	2006
	(Audited)	(Audited)
DBS Bank (Hong Kong) Limited under revolving credit agreement, interest at 115% of PRC prime rate, secured by certain buildings and land use rights	$1,028,219	$1,282,462
DBS Bank (Hong Kong) Limited, interest at 115% of PRC prime rate, due in monthly installments of principal and interest of $19,412 through January 2010, secured by certain buildings and land use rights	443,898	-
Total	1,472,117	1,282,462
Less current portion	(1,231,020)	(1,282,462)

Noncurrent portion of bank indebtedness	241,097	$-

NOTE 7 - PENSION AND EMPLOYMENT LIABILITIES

At December 31, 2007 and 2006, the Company had no liability for pension or past employment benefits. The Company does not have a pension or other retirement plan.

NOTE 8 - RESTRICTED NET ASSETS

Relevant PRC statutory laws and regulations permit payments of dividends by Fujian Zhongde only out of its retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. In addition, PRC laws and regulations require that annual appropriations of after-tax income should be set aside prior to payments of dividends as a reserve fund. As a result of these PRC laws and regulations, Fujian Zhongde is restricted in its ability to transfer a portion of its net assets in the form of dividends, loans or advances, which restricted portion amounted to approximately $7,500,000 at December 31, 2007.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

NOTE 9 - INCOME TAXES

Income taxes consist of:

	Years ended December 31,
	2007	2006
	(Audited)	(Audited)
Current:
PRC	$-	$802,694
United States	-	-
Total current	-	802,694
Deferred	-	-
Total	$-	$802,694

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

As at December 31, 2007, CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable.

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. A reconciliation follows:

	Years ended December 31,
	2007	2006
	(Audited)	(Audited)
Expected tax at 35%	$1,175,963	$725,394
Tax effect of unutilized losses of CCE, CCER, and Zhongde Energy	259,772	87,607
Tax effect of Fujian Zhongde income taxed at lower rate	(1,435,735)	(46,457)
Permanent differences	-	36,150
Actual provision for income taxes	$-	$802,694

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

NOTE 10 - RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from a company whose majority stockholder is the niece of a director and significant stockholder of the Company. In the years ended December 31, 2007 and 2006, such purchases totaled $5,668,371 and $3,211,173, respectively. The Company believes that these purchases were transacted at terms no less favorable than those that could have been conducted with unaffiliated third parties.

NOTE 11 - SEGMENT INFORMATION

The Company operates in one industry segment - the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at December 31, 2007 were located in the PRC.

Net sales consist of:

	Years ended December 31,
	2007	2006
	(Audited)	(Audited)
Specialty chemicals products	$15,982,335	$10,130,772
Biodiesel products	5,773,675	3,358,938
Total	$21,756,010	$13,489,710

In 2007, two customers (for biodiesel products) accounted for 15% and 12%, respectively, of net sales.

In 2006, one customer (for biodiesel products) accounted for 11% of net sales.

In 2007, 68% of net sales was generated from sales in the PRC.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

NOTE 12 - COMMITMENTS AND CONTINGENCIES

Contract for Purchase of Land Use Rights

On December 25, 2006, CCER executed a contract with The Bureau of Jiangyin Industrial Zone in Fujian Province to acquire land use rights for 50 years for certain land located in the Fujian Province of the PRC for a total purchase price of approximately $2,500,000.

The contract, which was originally expected to close in June 2007, contemplates that Zhongde will build a new biodiesel facility on the land with a total project cost of approximately $15,000,000. On December 22, 2007, the acquisition of the land use rights was completed.

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

NOTE 13 - SUBSEQUENT EVENTS

Private Placement Financing for $15,000,000

On January 9, 2008, CCE completed a private placement, pursuant to which CCE issued 10,000,000 shares of common stock and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share for aggregate gross proceeds of $15,000,000. In connection with this private placement, CCE incurred placement agent fees of approximately $1,200,000, and issued the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share.

In connection with the private placement, four related parties placed a total of 1,500,000 shares of CCE common stock into an escrow account, with such shares to be released to the investors of this offering if the Company fails to (1) commence the production of biodiesel at its currently proposed production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should the Company successfully satisfy each of these two milestones, these shares of CCE common stock will be returned to the four related parties.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

In connection with the private placement, CCE entered into a registration rights agreement with the purchasers pursuant to which CCE agreed to provide certain registration rights with respect to the common stock issued and the common stock issuable upon exercise of the warrants. Specifically, CCE agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issued and underlying the warrants on or before February 23, 2008 and to cause such registration statement to be declared effective by the Securities and Exchange Commission on or before May 8, 2008. If (i) the registration statement is not filed on or before February 23, 2008 or (ii) CCE fails to file with the Securities and Exchange Commission a request for acceleration of the registration statement in accordance with Rule 461 promulgated by the Securities and Exchange Commission pursuant to the Securities Act, within five trading days of the date that CCE is notified by the Securities and Exchange Commission that such registration statement will not be “reviewed ” or will not be subject to further review (unless the failure to make such request for acceleration is the result of our determination that events affecting us will require the filing of an amendment to the registration statement), or (iii) the registration statement is not declared effective by the Securities and Exchange Commission on or before May 8, 2008, or (iv) the registration statement ceases to remain continuously effective for more than 15 consecutive calendar days or more than an aggregate of 20 calendar days during any 12-month period after its first effective date, then CCE is subject to liquidated damage payments to the holders of the shares sold in the private placement in an amount equal to either (i) 1% of the aggregate purchase price paid by such purchasers per month of delinquency or (ii) 1% of the number of shares of common stock purchased by such purchasers in the offering per month of delinquency. Notwithstanding the foregoing, in no event shall liquidated damages be paid exceed 6% of the aggregate gross proceeds of the offering or 6% of the aggregate number of shares of common stock issued in the offering, or a combination thereof. In addition, CCE shall not be obligated to pay liquidated damages with respect to any securities that CCE is unable to register pursuant to the authority of the Securities and Exchange Commission with respect to Rule 415 of the Securities Act of 1933, as amended. Pursuant to the registration rights agreement, CCE must maintain the effectiveness of the registration statement from the effective date until the date on which all securities registered under the registration statement have been sold, or are otherwise able to be sold pursuant to Rule 144, subject to CCE’s right to suspend or defer the use of the registration statement in certain events.

On February 1, 2008, the Company filed the registration statement. On February 8, 2008, the registration statement was declared effective by the Securities and Exchange Commission.

Adoption of 2008 Equity Incentive Plan

On January 9, 2008, the Company adopted the 2008 Equity Incentive Plan. The purpose of the 2008 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Equity Incentive Plan, CCE is authorized to issue up to 2,000,000 stock options, 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $2.50 or (ii) 100% of the Fair Market Value of a share of common stock on the date of grant and 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $3.00 or (ii) 100% of the Fair Market Value of a share of common stock on the date of grant. Under the 2008 Equity Incentive Plan, CCE is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the Plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by CCE’S board of directors. Effective January 9, 2008, CCE granted options to purchase a total of 1,700,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 850,000 options are exercisable at a price of $2.50 per share and 850,000 options are exercisable at a price of $3.00 per share; all 1,700,000 options expire 10 years from the date of grant.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Audited)

The $1,872,720 fair value of the 1,700,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 850,000 stock options) and $3.00 (for 850,000 stock options), expected life of options of 10 years, expected volatility of 80%, expected dividend yield of 0%, and risk-free interest rate of 4%.

Employment Agreement

On January 9, 2008, the Company entered into a two year employment agreement with its Chief Executive Officer and chairman of the Board of Directors, which agreement shall be automatically renewed for additional one-year periods until either party gives the other written notice of its intent not to renew the agreement at least 90 days prior to the end of the then current term. Pursuant to this agreement, the Chief Executive Officer (the “CEO”) shall receive a salary of approximately $2,473 per month, which amount shall be increased by at least 10% following the one year anniversary of the agreement. If the CEO’s employment is terminated without cause or he resigns for good reason, all unvested options shall vest and the CEO will be entitled to the continuation of benefits and the payment of his salary for 12 months.

Capital Contribution to Fujian Zhongde Energy Co., Ltd.

On January 11, 2008, CCER made a capital contribution of $10,000,000 to Zhongde Energy to fulfill the registered capital investment requirements stipulated by the Fuqing City Foreign Trading and Economy Cooperation Bureau.