Form 10-Q
period 2008-03-31
CHINA CLEAN ENERGY INC
filed 2008-05-12
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________________ to _____________________

Commission file number: 333-126900

China Clean Energy, Inc.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 7, 2008, there were 31,512,269 shares of the issuer’s common stock outstanding.

i

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2008 AND DECEMBER 31, 2007

	March 31,	December 31,
	2008	2007
	(Unaudited)
A S S E T S
CURRENT ASSETS
Cash and cash equivalents	$6,199,022	$1,133,555
Accounts receivable, net of allowance for doubtful accounts of $310,495 and $407,593, as of March 31, 2008 and December 31, 2007, respectively	1,860,909	2,795,363
Refundable income taxes	54,948	147,485
Inventories	967,714	1,361,478
Advances for inventory purchase	933,541	-
Prepaid expenses and other receivables	-	32,330
Total current assets	10,016,134	5,470,211

PROPERTY, PLANT AND EQUIPMENT, NET	9,855,850	5,820,045
INTANGIBLE ASSETS	5,101,131	4,879,635
ADVANCES FOR CONSTRUCTION MATERIAL AND EQUIPMENT PURCHASE	5,977,930	872,974

TOTAL ASSETS	$30,951,045	$17,042,865

L I A B I L I T I E S A N D S H A R E H O L D E R S' E Q U I T Y

CURRENT LIABILITIES
Accounts payable	$111,178	$150,557
Customer deposits	145,248	181,825
Accrued liabilities	149,633	83,824
Salaries payable	34,544	31,425
VAT payable	92,054	320,397
Other taxes payable	9,970	13,652
Short-term bank loans	-	1,028,228
Long-term bank loans - current portion	195,532	202,792
Total current liabilities	738,159	2,012,700

NONCURRENT LIABILITIES
Long-term bank loans	215,796	241,097

TOTAL LIABILITIES	953,955	2,253,797

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.0001 per share, authorized 10,000,000 shares, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001 per share, authorized 90,000,000 shares, 31,512,269 and 21,512,269 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	3,151	2,151
Additional paid-in capital	20,933,855	7,053,834
Statutory reserves	785,536	785,536
Retained earnings	5,899,888	5,736,105
Accumulated other comprehensive income (loss)	2,374,660	1,211,442
	29,997,090	14,789,068

Total liabilities and shareholders' equity	$30,951,045	$17,042,865

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
REVENUES	$4,473,009	$4,138,366
COSTS OF GOODS SOLD	3,429,773	2,989,949
GROSS PROFIT	1,043,236	1,148,417

OPERATING EXPENSE
Selling and marketing	87,881	213,243
General and administrative	523,790	367,375
Depreciation and amortization	80,097	61,461
Research and development	39,782	59,504
Total operating expense	731,550	701,583

INCOME FROM OPERATIONS	311,686	446,834

OTHER INCOME (EXPENSE)
Interest income	7,022	2,524
Interest expense	(27,755)	(25,945)
Bank fee	(4,934)	(6,628)
Foreign Currency Transaction Loss	(25,163)	(16,079)
Loss on Disposal of Fixed Assets	(490)	-
Total other income (expense)	(51,320)	(46,128)

INCOME BEFORE PROVISION FOR INCOME TAXES	260,366	400,706

PROVISION FOR INCOME TAXES	96,583	-

NET INCOME	163,783	400,706

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,163,218	106,964

COMPREHENSIVE INCOME	$1,327,001	$507,670

BASIC AND DILUTED EARNINGS PER SHARE
Weighted average number of shares	30,523,258	21,512,269
Earnings per share	$0.01	$0.02

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

			Additional			Accumulated Other
	Common Stock		Paid-in	Statutory	Retained	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance, December 31, 2007	21,512,269	$2,151	$7,053,834	$785,536	$5,736,105	$1,211,442	$14,789,068

Common stocks and warrants issued cash	10,000,000	1,000	13,626,403				13,627,403
Stock options granted to employees			253,618				253,618
Net income					163,783		163,783
Foreign currency translation adjustment						1,163,218	1,163,218

Balance at March 31, 2008, unaudited	31,512,269	$3,151	$20,933,855	$785,536	$5,899,888	$2,374,660	$29,997,090

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$163,783	$400,706
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	126,371	125,844
Amortization	59,407	49,248
Amortization of stock-based compensation expense	253,618	-
Loss on disposal of assets	490	-
Changes in operating assets and liabilities
Accounts receivable	1,028,595	(282,933)
Inventories	440,923	(73,565)
Other receivables and prepaid expenses	32,330	(111,639)
Advances for inventory purchase	(23,660)	-
Accounts payable	(42,189)	246,604
Customer deposit	(43,216)	-
Other payables and accrued liabilities	66,010	-
Value added tax payables	(236,551)	-
Income tax and other tax payables	92,421	(117,964)
Net cash provided by operating activities	1,918,332	236,301

CASH FLOWS FROM INVESTING ACTIVITIES

Addition to construction in progress	(3,711,599)	-
Purchase of property and equipment	(127,150)	(26,815)
Proceeds from sale of equipment	1,747	-
Advances for construction material and equipment purchase	(5,850,585)	(1,826,940)
Net cash used in investing activities	(9,687,587)	(1,853,755)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) due to related parties	-	(6,419)
Net proceeds from issuance of common stock	13,627,403	-
Payments on short-term bank loan	(1,048,275)	242,410
Payments on long-term bank loans	(49,977)	-
Net cash provided by financing activities	12,529,151	235,991

EFFECT OF EXCHANGE RATE ON CASH	305,571	36,929

INCREASE IN CASH AND CASH EQUIVALENTS	5,065,467	(1,344,534)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,133,555	2,241,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,199,022	$897,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$27,755	$25,945
Income taxes	$86,113	$-

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE”) was incorporated in the State of Delaware on November 12, 2004.

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

CCER was formed on February 13, 2006 under the laws of the British Virgin Islands as a holding company to own Fujian Zhongde. Fujian Zhongde was incorporated in the province of Fujian, China, on July 10, 1995 under the name “Fuqing City Zhongde Chemical Industry, Ltd.” On December 10, 2003, it changed its name to “Fujian Zhong De Technology Stock Co., Ltd”. On January 20, 2006, it changed its name to “Fujian Zhongde Technology Co., Ltd.”

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of China Clean Energy Inc. reflect the activities of CCE and its 100% owned subsidiaries CCER, Fujian Zhongde and Zhongde Energy (collectively, the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

We have included all normal recurring adjustments that we considered necessary to give a fair presentation of our operating results for the periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2007 annual report filed on Form 10-KSB.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualified as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 — inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 — inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 — inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2008 and December 31, 2007, the short term and long term bank loans amounted to $411,328 and $1,472,117, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans, since no quoted market is available.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS No. 157.

Foreign Currency Translation

The functional currency of CCE and CCER is the United States dollar. The functional currency of Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14281 and $0.13710 at March 31, 2008 and December 31, 2007, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.13977 and $0.12901 for the years ended March 31, 2008 and 2007, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

As of March 31, 2008 and December 31, 2007, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $2,374,660 and $1,211,442.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is established and recorded based on managements’ assessment of the credit history with the customer and current relationships with them.

Inventories

Inventories are stated at the lower of cost or market. The method of determining cost is used consistently from year to year as the first-in, first-out (“FIFO”) method.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Property, Plant and Equipment

Property, plant and equipment are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated useful lives of the respective assets (20 years for buildings, 10 years for equipment and machinery, and 5 years for automobiles and office equipment). Expenditures for additions, major renewals and betterments are capitalized and expenditures for maintenance and repairs are charged to expense as incurred.

Intangible

Intangible and other long-lived assets are stated at cost, less accumulated amortization and impairments. Land use rights are being amortized on a straight-line basis over the terms of the related agreements. Patents and licenses are being amortized over their expected useful economic life.

Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of March 31, 2008, the Company expected these assets to be fully recoverable.

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed and determinable; and collectibility is deemed probable. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $73,909 and $179,143 for the three months ended March 31, 2008 and 2007, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, and facilities and overhead costs. Under the guidance of paragraphs 8 to 11 of SFAS 2, the Company expenses the costs associated with the research and development activities when incurred.

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

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China (PRC) concerning Foreign Investment Enterprises and Foreign Enterprises and various local income tax laws (the Income Tax Laws).

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”).

The key changes are:

a.	The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%;

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

b.
Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

Earnings Per Share

Basic earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the period.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. The Company adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have an impact on the Company’s results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The SFAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company believes that the application of SFAS 160 will not have an impact on its consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. The Company believes that adoption of SFAS 141R will materially effect the accounting for all future acquisitions.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2008	December 31, 2007
	(unaudited)
Accounts receivable	$2,171,404	$3,202,956
Less: allowance for doubtful accounts	310,495	407,593
Accounts receivable, net of allowance	$1,860,909	$2,795,363

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Raw materials	$392,045	$564,993
Work in progress and packaging material	53,331	11,728
Finished goods	522,338	784,757
Total Inventories	$967,714	$1,361,478

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
Buildings	$2,391,868	$2,227,928
Equipment and machinery	5,598,371	5,309,511
Automobiles	29,764	37,898
Office equipment	19,844	18,100
Construction in progress	5,052,770	1,209,953
Total	13,092,617	8,803,390
Less accumulated depreciation	(3,236,767)	(2,983,345)
Net	$9,855,850	$5,820,045

Depreciation expense for the three months ended March 31, 2008 and 2007 was $126,371 and $125,844, respectively. No interest was capitalized into construction in progress during either period.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Land use rights	$4,819,343	$4,550,853
Patents and licenses	1,313,873	1,261,292
Total	6,133,216	5,812,145
Less accumulated amortization	(1,032,085)	(932,510)
Net	$5,101,131	$4,879,635

Amortization expense for the three months ended March 31, 2008 and 2007 amounted to $59,407 and $49,248, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 7 – BANK INDEBTEDNESS

Bank indebtedness consists of:

	March 31,	December 31,
	2008	2007
	(Unaudited)
Due bank under revolving credit agreement, interest at 115% of PRC prime rate, secured by certain buildings and land use rights owned by Fujian Zhongde	$-	$1,028,219
Due bank, interest at 115% of PRC prime rate, due in monthly installments of principal and interest of $18,170 through January 2010, secured by certain buildings and land use rights	411,328	443,898

Total	411,328	1,472,117
Less current portion	(195,532)	(1,231,020)

Noncurrent portion of bank indebtedness	$215,796	$241,097

Total interest expense on the bank loans for the three months ended March 31, 2008 and 2007 amounted to $27,755 and $25,945, respectively.

NOTE 8 – PENSION AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $8,490 and $1,825 for the three months ended March 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

At March 31, 2008 and December 31, 2007, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

NOTE 10 – $15,000,000 PRIVATE PLACEMENT

On January 9, 2008, CCE completed a private placement, pursuant to which CCE issued 10,000,000 shares of common stock and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share for aggregate gross proceeds of $15,000,000. In connection with this private placement, CCE incurred placement agent fees of approximately $1,200,000, and issued the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share. The net proceeds of $13.6 million were recorded as paid in capital. The fair value of the warrants issued to the placement agent, was determined to be part of the cost of raising capital and therefore netted against the additional paid-in capital.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

In connection with the private placement, four shareholders and officers placed a total of 1,500,000 shares of CCE common stock into an escrow account, to be released to the investors of this offering if the Company fails to (1) commence the production of biodiesel at its currently proposed production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should the Company successfully satisfy each of these two milestones, these shares of CCE common stock will be returned to the four shareholders and officers.

In connection with the private placement, CCE entered into a registration rights agreement with the purchasers and agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issued and underlying the warrants on or before February 23, 2008 and to cause such registration statement to be declared effective by the Securities and Exchange Commission on or before May 8, 2008. On February 1, 2008, the Company filed the registration statement. On February 8, 2008, the registration statement was declared effective by the Securities and Exchange Commission.

On January 11, 2008, CCER made a capital contribution of $10,000,000 to Zhongde Energy to fulfill the registered capital investment requirements stipulated by the Fuqing City Foreign Trading and Economy Cooperation Bureau.

NOTE 11 - OPTIONS AND WARRANTS

On January 9, 2008, the Company adopted the 2008 Equity Incentive Plan. The purpose of the 2008 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Equity Incentive Plan, CCE is authorized to issue up to 2,000,000 stock options, 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $2.50 or (ii) 100% of the Fair Market Value of a share of common stock on the date of grant (“Tranche 1 Options”) and 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $3.00 or (ii) 100% of the Fair Market Value of a share of common stock on the date of grant (“Tranche 2 Options”). Under the 2008 Equity Incentive Plan, CCE is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the Plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by CCE’S board of directors.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the three months ended March 31, 2008, $253,618 was amortized and recorded as compensation expense.

As of March 31, 2008, the outstanding options and warrants consist of the following:

	Options
Summary of Option Activity	Outstanding	Exercisable	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value

December 31, 2007	-	-	-	-	-	-
Granted	1,680,000	140,000	1,540,000	$2.75	9.75	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
March 31, 2008	1,680,000	140,000	1,540,000	$2.75	9.75	-

	Warrants
Summary of Warrant Activity	Outstanding	Exercisable	Fair Market Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

December 31, 2007	-	-	-	-	-
Granted	6,200,000	6,200,000	$1.54	$2.00	4.75
Exercised	-	-	-	-
Forfeited	-	-	-	-
March 31, 2008	6,200,000	6,200,000	$1.54	$2.00	4.75

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 12 - EARNINGS PER SHARE

For the three months ended March 31, 2008, the warrants and options outstanding to purchase 7,880,000 shares of the Company’s common stock were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of $1.83 for the three months ended March 31, 2008, making these warrants anti-dilutive. There were no options or warrants outstanding at March 31, 2007. The basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 were $0.01 and $0.02, respectively.

NOTE 13 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to make appropriations to reserve funds, comprising the statutory surplus reserve, statutory public welfare fund and discretionary surplus reserve, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital. Appropriations to the statutory public welfare fund are at 10% of the after tax net income determined in accordance with PRC GAAP. The statutory public welfare fund is established for the purpose of providing employee facilities and other collective benefits to the employees and is non-distributable other than in liquidation. Appropriations to the discretionary surplus reserve are made at the discretion of the Board of Directors. Effective January 1, 2006, the Company is only required to contribute to one statutory reserve fund at 10% of net income after tax per annum. This contribution will be made to meet 50% of the respective companies’ registered capital.

As of March 31, 2008 and December 31, 2007, the Company allocated $785,536 and $785,536, respectively, to the statutory reserves.

NOTE 14 – INCOME TAXES

Income Taxes

Income taxes consist of:
	Three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Current:
PRC	$96,583	$-
United States	-	-
Total current	96,583	-
Deferred	-	-
Total	$96,583	$-

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
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

The provision for income taxes differs from the amount computed by applying the statutory United States federal income tax rate to income before income taxes. The following table reconciles the statutory rates to the Company’s effective tax rate for the three months ended March 31, 2008 and 2007:

	2008	2007
	(Unaudited)	(Unaudited)
Expected tax at 35%	$91,128	$140,247
Tax effect of unutilized losses of CCE and CCER	159,356	98,001
Tax effect of Fujian Zhongde income taxed at lower rate	(96,583)	(238,248)
Permanent differences	(57,318)	-
Actual provision for inconme taxes	$96,583	$-

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a value added tax, VAT, in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. A preferential rate is also applied for exporting products.

VAT on sales and VAT on purchases amounted to $528,634 and $245,499 for the period ended March 31, 2008 and $399,706 and $265,639 for the period ended March 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of March 31, 2008 and December 31, 2007, the VAT payable amounted to $92,054 and $320,397.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

NOTE 15  – RELATED PARTY RANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director of China Clean Energy Inc. and a major shareholder of the company. In the three months ended March 31, 2008 and 2007, such purchases totaled $843,132 and $147,419, respectively. As of March 31, 2008 and December 31, 2007, there were no outstanding payables due to these companies.

NOTE 16 – SEGMENT INFORMATION

The Company operates in one industry segment - the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at March 31, 2008 were located in the PRC.

Net sales for the three months ended March 31, 2008 and 2007 consist of:

	2008	2007
	(Unaudited)	(Unaudited)
Specialty chemicals products	$3,920,882	$3,142,855
Biodiesel products	552,127	995,511
Total	$4,473,009	$4,138,366

NOTE 17 – CONCENTRATIONS AND RISKS

Cash demand deposits in accounts maintained with state owned banks within the People’s Republic of China. Total cash deposited with these banks at March 31, 2008 and December 31, 2007 amounted to $6,199,022 and $1,133,555, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended March 2008, one customer (for specialty chemical products) accounted for 16.3% of net sales. The accounts receivable due from this customer was $409,336 as of March 31, 2008. In 2007, two customers (for biodiesel products) accounted for 13.1% and 10.9%, respectively, of net sales; and one customer (for specialty chemicals products) accounted for 10.4% of net sales. The accounts receivable due from these customers amounted to $904,175 as of December 31, 2007.

For the three months ended March 2008, three suppliers for feedstock and raw materials accounted for 29%, 11%, and 10%, respectively, of the total raw material purchase. No accounts payable due to these suppliers as of March 31, 2008. In 2007, two suppliers for feedstock and raw materials accounted for 38% and 15%, respectively, of the total raw material purchase. The accounts payable due to these suppliers amounted to $19,959 as of December 31, 2007.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2008
(UNAUDITED)

The Company's operations are carried out in the PRC. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the economy in the regions where the Company’s customers are located. The Company's operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company's results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

China Clean Energy Resources, Ltd. was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co., Ltd. As such, China Clean Energy Resources, Ltd. does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Technology Co., Ltd., a Chinese company that was incorporated in the Province of Fujian, China on July 10, 1995. On November 5, 2007, Fujian Zhongde Energy Co., Ltd., was incorporated in the Province of Fujian, China as a 100% owned subsidiary of China Clean Energy Resources, Ltd. for the development and operation of our new 100,000 tons per year biodiesel/specialty chemical refinery in Jiangyin Industrial Park, Fuqing City, Fujian Province, China.

Recent Events

In March 2008, we temporarily halted the production of biodiesel and shifted our focus to higher value added specialty chemicals in an effort to mitigate recent sharp increases in the cost of raw materials coupled with stagnant wholesale diesel pricing in China. Commencing in February 2008, the price of waste cooking oil, cotton seed waste and rapeseed waste feedstock, the principal raw materials used to produce our biodiesel product, increased to over $500 per ton compared to an average of $368 per ton in the fourth quarter of 2007. In contrast, diesel wholesale prices, which are set by the Chinese government, have remained at approximately $750 per ton, rendering it impossible for us to generate profits from our biodiesel operations. Nonetheless, we intend to closely monitor our feedstock raw material prices, wholesale diesel prices and conditions in the biodiesel industry in China in order to reassess our biodiesel production on an ongoing basis.

To minimize the impact from the near term discontinuation of biodiesel production, which accounted for 27% of our total revenue in 2007, we shifted our focus to the production of higher value added specialty chemicals, including high performance hot melt adhesives, the market for which is not regulated by the Chinese government. We are currently in the process of upgrading our current specialty chemical refinery by installing a high purity dimer acid processing unit. The installation process commenced in March 2008 and is expected to be completed by the middle of May 2008. Upon completion, we will be able to produce 3,000 tons per year of high purity dimer acid, which can be used as raw materials for high performance hot melt adhesives or sold at $3,500 per ton. Currently, China imports approximately 30,000 tons of high performance hot melt adhesives each year at $7,000 per ton from countries like Germany. Once produced, we believe that our high performance hot melt adhesives will be sold for between $5,000 and $6,000 per ton in China.

The construction of our Jiangyin biodiesel plant is currently on schedule. In light of conditions described above, we decided to include a specialty chemical production facility at this plant in addition to the previously planned biodiesel refinery. Once this new facility is completed by the end of 2008, the refinery will have the flexibility to produce 100,000 tons of biodiesel, or 100,000 tons of specialty chemicals, or a combination of biodiesel and specialty chemicals for a total output of 100,000 tons per year.

Quarter Ended March 31, 2008 Compared to the Quarter Ended March 31, 2007.

Revenues. During the quarter ended March 31, 2008, we had net sales of $4,473,009 (12% from biodiesel sales and 88% from specialty chemical sales), as compared to net sales of $4,138,366 (24% from biodiesel sales and 76% from specialty chemical sales) during the quarter ended March 31, 2007, representing an overall increase in net sales of approximately 8%. This increase in revenue resulted from higher sales volumes and higher sales prices for our specialty chemicals. These increases, however, were offset by a decrease in biodiesel production and sales due a significant increase in raw material feedstock prices coupled with government capped pricing for diesel products. Our feedstock cost in the quarter ended March 31, 2007 was approximately $320 per ton (RMB 2,560 per ton), as compared to $500 per ton (RMB 3,700 per ton) starting in late February 2008.

Gross Profit. Cost of goods sold, which consists of labor, overhead and product costs, was $3,429,773 for the quarter ended March 31, 2008, as compared to cost of goods sold of $2,989,949 for the quarter ended March 31, 2007. We had a gross profit of $1,043,236 for the quarter ended March 31, 2008, as compared to gross profit of $1,148,417 for the quarter ended March 31, 2007, representing gross margins of approximately 23% and 28%, respectively. In addition, gross margins for our biodiesel decreased from 30% in the quarter ended March 31, 2007 to 14% for the quarter ended March 31, 2008. This decrease in gross profits and margins resulted from significant increases in the cost of our feedstock, a decrease in Chinese government export tax rebates from 13% to 5% effective on July 1, 2007 and stagnant pricing in China for diesel products.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses and wages totaled $87,881 for the quarter ended March 31, 2008, as compared to $213,243 for the quarter ended March 31, 2007, representing a decrease of approximately 59%. This decrease was primarily attributable to a decrease in specialty chemical exports (which comprised 31% of our net revenue during the quarter ended March 31, 2008, as compared to 43% of our net revenue during the quarter ended March 31, 2007) and related export and freight charges due to the Chinese New Year and a severe snow storm in February 2008, which disrupted transportation and shipping in Southern Part of China for three weeks.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $643,669 for the quarter ended March 31, 2008, as compared to $488,340 for the quarter ended March 31, 2007, representing an increase of approximately 32%. This increase was primarily attributable to amortization of $253,618 of stock-based compensation expenses related to our grant of 2,000,000 stock options in January 2008. The costs related to these stock options will be recorded over three years.

Net Income. We had net income of $163,783 for the quarter ended March 31, 2008, as compared to net income of $400,706 for the quarter ended March 31, 2007, representing a decrease of approximately 59%. This decrease in net income was attributable to an increase in cost of goods sold, higher general administrative expenses and higher income taxes. Going forward, our principal subsidiary, Fujian Zhongde Technology Co. Ltd., received approval from the Chinese Tax authority on March 9, 2008 to be treated as a tax exempt entity for its operations in 2007 and to be taxed at a reduced rate of 12% between January 1, 2008 and December 31, 2010, as opposed to the normal rate of 25%.

Liquidity and Capital Resources

As of March 31, 2008, and December 31, 2007, we had cash and cash equivalents of $6,199,022 and $1,133,555, respectively. This increase in cash and cash equivalents was primarily due to our $15 million private placement of common stock and warrants in January 2008, that resulted in $13,627,403 of net proceeds to us. This increase, however, was partially offset by a $3,838,749 increase in expenditures related to plant and equipment maintenance and improvements, ongoing construction, and a $5,850,585 increase in advanced payments to equipment vendors, construction material vendors and construction contractors.

We recorded $1,918,332 of net cash from operating activities during the quarter ended March 31, 2008, as compared to $236,301 during the quarter ended March 31, 2007. This increase in cash flow from operations was attributable to $1.03 million of accounts receivable reductions, $440,923 in inventory reductions and our amortization of $253,618 of stock-based compensation expenses.

We had $12,529,151 of net cash provided by financing activities during the quarter ended March 31, 2008, which amount was primarily attributable to $13,627,403 of net proceeds that we received from our $15 million private placement of common stock and warrants in January 2008, offset by $1,048,275 of repayments on short term bank loans.

We have historically met our liquidity and capital requirements from a variety of sources, including internally generated cash, short-term borrowings from both related parties and financial institutions, and sales of common stock.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based upon the consolidated financial statements. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. During the preparation of the financial statements we are required to make estimates and judgment that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions on our business operations are conducted in the People’s Republic of China. During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and trades outstanding on March 31, 2008 and December 31, 2007 totaled $1,860,909 and $2,795,363, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of March 31, 2008 and December 31, 2007, allowances for doubtful accounts totaled $310,495 and $407,593, respectively.

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement 157, Fair Value Measurements. This statement defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles (GAAP). More precisely, this statement sets forth a standard definition of fair value as it applies to assets or liabilities, the principle market (or most advantageous market) for determining fair value (price), the market participants, inputs and the application of the derived fair value to those assets and liabilities. The effective date of this pronouncement is for all full fiscal and interim periods beginning after November 15, 2007. We adopted SFAS No. 157 as of January 1, 2008 and the adoption did not have an impact on our results of operations or financial condition.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The SFAS 159 became effective for us on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We believe that the application of SFAS 160 will not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. We believe that adoption of SFAS 141R will materially effect the accounting for all future acquisitions.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this Report (March 31, 2008), in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

On January 9, 2008, stockholders holding 15,455,200 shares of our common stock, or 71.84%, approved, by a majority written consent, the adoption of our 2008 Equity Incentive Plan.

Item 6. Exhibits

Exhibit Number	Description

31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CLEAN ENERGY, INC.

Dated: May 12, 2008	By:	/s/ Gary Zhao
Gary Zhao Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1*	Section 906 Certification of Principal Executive Officer and Principal Financial Officer

*	Filed herewith.