Form 10-Q
period 2008-06-30
CHINA CLEAN ENERGY INC
filed 2008-08-14
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ____________

Commission file number 333-126900

China Clean Energy Inc.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	87-0700927
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

c/o Fujian Zhongde Technology Co., Ltd. Fulong Industry Zone Longtian Town Fuqing City Fujian, China	35013
(Address of Principal Executive Offices)	(Zip Code)

86-591-85773387
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2008, 31,512,269 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

CHINA CLEAN ENERGY INC.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS
	June 30,	December 31,
	2008	2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$7,387,647	$1,133,555
Accounts receivable, net of allowance for doubtful accounts of $238,759 and $407,593,
as of June 30, 2008 and December 31, 2007, respectively	1,629,377	2,795,363
Inventories	1,278,681	1,361,478
Advances for inventory purchase	2,985,454	-
Prepaid expenses and other receivables	1,142	179,815
Total current assets	13,282,301	5,470,211

PROPERTY, PLANT AND EQUIPMENT, NET	10,453,655	5,820,045
INTANGIBLE ASSETS, NET	5,163,158	4,879,635
ADVANCES ON EQUIPMENT PURCHASES	3,406,694	872,974

TOTAL ASSETS	$32,305,808	$17,042,865

LIABILITIES AND SHARE HOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$188,133	$150,557
Customer deposits	150	181,825
Accrued liabilities	129,860	83,824
Salaries payable	35,740	31,425
Value added tax payables	22,638	320,397
Other taxes payable	17,307	13,652
Short-term bank loans	-	1,028,228
Long-term bank loans - current portion	225,413	202,792
Total current liabilities	619,241	2,012,700

NONCURRENT LIABILITIES
Long-term bank loans	141,572	241,097

TOTAL LIABILITIES	760,813	2,253,797

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares,
no shares issued and outstanding as of June 30, 2008 and December 31, 2007	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares,
31,512,269 and 21,512,269 shares issued and outstanding as of
June 30, 2008 and December 31, 2007, respectively	31,512	21,512
Additional paid-in capital	21,159,114	7,034,473
Statutory reserves	1,195,746	785,536
Retained earnings	6,075,123	5,736,105
Accumulated other comprehensive income	3,083,500	1,211,442
	31,544,995	14,789,068

Total liabilities and shareholders' equity	$32,305,808	$17,042,865

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME
(Unaudited)
	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

REVENUES	$5,478,785	$5,255,040	$9,951,794	$9,393,406
Less: cost of goods sold	4,120,332	3,824,722	7,550,105	6,814,671
GROSS PROFIT	1,358,453	1,430,318	2,401,689	2,578,735

OPERATING EXPENSE
Selling and marketing	49,040	224,048	136,921	437,291
General and administrative	444,288	284,432	968,078	674,492
Depreciation and amortization	69,101	71,941	149,198	133,402
Research and development	51,222	31,381	91,004	90,885
Total operating expense	613,651	611,802	1,345,201	1,336,070

INCOME FROM OPERATIONS	744,802	818,516	1,056,488	1,242,665

OTHER INCOME (EXPENSE)
Interest income	10,411	1,429	17,433	3,931
Interest expense	-	(26,835)	-	(52,780)
Bank fees	(7,625)	-	(7,625)	-
Foreign currency transaction loss	(47,615)	-	(77,712)	-
Loss on disposal of fixed assets	-	-	(490)	-
Total other expense	(44,829)	(25,406)	(68,394)	(48,849)

INCOME BEFORE INCOME TAXES	699,973	793,110	988,094	1,193,816

PROVISION FOR INCOME TAXES	142,283	-	238,866	-

NET INCOME	557,690	793,110	749,228	1,193,816

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	708,840	150,233	1,872,058	257,197

COMPREHENSIVE INCOME	$1,266,530	$943,343	$2,621,286	$1,451,013

BASIC AND DILUTED EARNINGS PER SHARE
Weighted average number of shares	31,512,269	21,512,269	31,017,764	21,512,269
Earnings per share	$0.02	$0.04	$0.02	$0.06

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

						Accumulated
			Additional	Retained Earnings		Other
	Common Stock		Paid-in	Statutory	Unrestricted	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance at December 31, 2006	21,512,269	$21,512	$7,034,473	$785,536	$2,376,211	$415,089	$10,632,821

Net income					1,193,816		1,193,816
Foreign currency translation adjustment						257,197	257,197

Balance at June 30, 2007 (Unaudited)	21,512,269	21,512	7,034,473	785,536	3,570,027	672,286	12,083,834

Net income					2,166,078		2,166,078
Foreign currency translation adjustment						539,156	539,156

Balance at December 31, 2007	21,512,269	21,512	7,034,473	785,536	5,736,105	1,211,442	14,789,068

Adjustment to 2007 statutory reserve				410,210	(410,210)		-
Common stock and warrants for cash	10,000,000	10,000	13,617,403				13,627,403
Stock options granted to employees			507,238				507,238
Net income					749,228		749,228
Foreign currency translation adjustment						1,872,058	1,872,058

Balance at June 30, 2008 (Unaudited)	31,512,269	$31,512	$21,159,114	$1,195,746	$6,075,123	$3,083,500	$31,544,995

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$749,228	$1,193,816
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation	313,931	264,231
Recovery of bad debt expense	(189,579)	-
Amortization of intangible assets	107,207	98,387
Stock-based compensation expense	507,238	-
Writedown on inventory	29,043	-
Loss on disposal of assets	490	-
Changes in operating assets and liabilities
Accounts receivable	1,497,611	(300,992)
Inventories	136,437	(82,357)
Advances for inventory purchase	(2,902,377)	(364,289)
Prepaid expenses and other receivables	183,807	(270,251)
Accounts payable	30,537	107,239
Customer deposit	(187,969)	-
Other payables and accrued liabilities	45,657	-
Value added tax payables	(309,474)	-
Income tax and other tax payables	154,177	(117,964)
Net cash provided by operating activities	165,964	527,820

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	(2,484,544)	-
Purchase of property and equipment	(1,950,320)	(89,805)
Proceeds from sale of equipment	1,747	-
Advances on equipment purchases	(2,408,720)	(1,856,322)
Net cash used in investing activities	(6,841,837)	(1,946,127)

CASH FLOWS FROM FINANCING ACTIVITIES
Decrease due to related parties	-	(6,419)
Net proceeds from issuance of common stock	13,627,403	-
Decrease on short-term bank loan	(1,054,467)	(108,053)
(Decrease) increase on long-term bank loans	(111,805)	328,971
Net cash provided by financing activities	12,461,131	214,499

EFFECT OF EXCHANGE RATE ON CASH	468,834	80,431

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,254,092	(1,123,377)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,133,555	2,241,712

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,387,647	$1,118,335

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$36,861	$52,780
Income taxes	$86,113	$-

The accompanying notes are an integral part of this statement.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 1 - ORGANIZATION AND BUSINESS

China Clean Energy Inc. (“CCE”) was incorporated in the State of Delaware on November 12, 2004.

On October 24, 2006, CCE acquired 100% of the issued and outstanding common shares of China Clean Energy Resources Limited (“CCER”) in exchange for 15,995,000 newly issued shares of CCE common stock (the “Share Exchange”). As a result of a share exchange, CCER became a wholly-owned subsidiary of CCE and CCE succeeded to the business of Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”). Fujian Zhongde synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC”) and abroad.

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

On November 5, 2007, CCER established a wholly-owned subsidiary, Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), in Jiangyin Industrial Zone, Fuqing City, Fujian Province, PRC. Zhongde Energy plans to build a biodiesel refinery in the Jiangyin Industrial Park from which it will produce and sell biodiesel products. The construction of its production plant is currently in progress.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157, Fair Value Measurements, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for current assets and current liabilities qualified as financial instruments are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follow:

•	Level 1 -- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 -- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 -- inputs to the valuation methodology are unobservable and significant to the fair value.

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

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates of $0.14590 and $0.13710 at June 30, 2008 and December 31, 2007, respectively. Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods at $0.14184 and $0.12971 for the periods ended June 30, 2008 and 2007, respectively. Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

As of June 30, 2008 and December 31, 2007, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,083,500 and $1,211,442, respectively.

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

Property, Plant and Equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings	20 years
Vehicle	5 years
Office equipment	5 years
Production equipment	10 years

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service.

Intangible assets

Under the Statement of Accounting Standards ("SFAS") No.142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

The intangible assets as of June 30, 2008 and December 31, 2007, net of amortization, amounted to $5,163,158 and $4,879,635, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of June 30, 2008, the Company expected these assets to be fully recoverable.

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

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $37,512 and $199,344 for the three months ended June 30, 2008 and 2007, respectively and $111,421 and $378,487 for the six months ended June 30, 2008 and 2007, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, and facilities and overhead costs. Under the guidance of paragraphs 8 to 11 of SFAS 2 “Accounting for Research and Development Costs”, the Company expenses the costs associated with the research and development activities when incurred.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS No. 123 (R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and are recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period).

Income Taxes

The Company records income taxes pursuant to Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at June 30, 2008 and December 31, 2007.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

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

Reclassifications

Certain reclassifications have been made to the 2007 financial statements to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Accounting Pronouncements

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

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

In December 2007, Statement of Financial Accounting Standards No. 141(R), Business Combinations, was issued. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal, including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting SFAS No.142-3 will have on its financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Accounts receivable	$1,868,136	$3,202,956
Less: allowance for doubtful accounts	238,759	407,593
Accounts receivable, net of allowance	$1,629,377	$2,795,363

The following table consists of allowance for doubtful accounts at June 30, 2008 and December 31, 2007.

Allowance for doubtful accounts at December 31, 2007	$407,593
Recovery of bad debt expense	(189,579)
Effect of foreign currency translation gain	20,745
Allowance for doubtful accounts at June 30, 2008	$238,759

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 4 - INVENTORIES

Inventories consist of the following:

	June 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$710,671	$564,993
Work in progress and packaging material	4,506	11,728
Finished goods	593,378	784,757
Total	1,308,555	1,361,478
Reserve for obsolete inventories	(29,874)	-
Net	$1,278,681	$1,361,478

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Buildings	$2,443,582	$2,227,928
Equipment and machinery	7,592,413	5,309,511
Automobiles	30,407	37,898
Office equipment	20,693	18,100
Construction in progress	3,843,294	1,209,953
Total	13,930,389	8,803,390
Less accumulated depreciation	(3,476,734)	(2,983,345)
Property, plant and equipment, net	$10,453,655	$5,820,045
Advances on equipment purchases	$3,406,694	$872,974

Construction in progress represents material, labor costs, and capitalized interest incurred to construct the Zhongde Energy Co., Ltd in Jiangyin, Fujian. Management expects construction will be completed by the end of 2008. No depreciation is provided for construction in progress until such time until construction is complete and assets are placed into service. As of June 30, 2008, the Company invested $13.5 million in the new plant.

Depreciation expense for the six months ended June 30, 2008 and 2007 was $313,931 and $264,231, respectively; and for three months ended June 30, 2008 and 2007 was $187,560 and $138,387, respectively. During the six months ended June 30, 2008 and 2007, interest expense of $36,861 and $0 was capitalized into construction in progress, respectively; and for, the three months ended June 30, 2008 and 2007, interest expense of $9,106 and $0 was capitalized into construction in progress, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 6 - INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Land use rights	$4,923,541	$4,550,853
Patents and licenses	1,342,280	1,261,292
Total	6,265,821	5,812,145
Less accumulated amortization	(1,102,663)	(932,510)
Total intangible assets, net	$5,163,158	$4,879,635

Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $107,207 and $98,387, respectively, and $47,800 and $49,139 for the three months ended June 30, 2008 and 2007, respectively.

NOTE 7 - BANK INDEBTEDNESS

Bank indebtedness consists of:

	June 30, 2008	December 31, 2007
	(Unaudited)
Due bank under revolving credit agreement,
interest at 115% of PRC prime rate,
secured by certain buildings and land
use rights owned by Fujian Zhongde	$-	$1,028,219
Due bank, interest at 115% of PRC prime rate,
due in monthly installments of principal
and interest of $18,170 through
January 2010, secured by certain buildings and land use rights	366,985	443,898
Total	366,985	1,472,117
Less current portion	(225,413)	(1,231,020)
Noncurrent portion of bank indebtedness	$141,572	$241,097

Total interest expense on the bank loans for the six months ended June 30, 2008 and 2007 amounted to $36,861 and $52,780, respectively, and $9,106 and $26,835 for the three months ended June 30, 2008 and 2007, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 8 - PENSION AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $11,940 and $5,922 for the six months ended June 30, 2008 and 2007, respectively, and amounted to $3,450 and $4,097 for the three months ended June 30, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of June 30, 2008 and December 31, 2007, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

NOTE 9 - $15,000,000 PRIVATE PLACEMENT

On January 9, 2008, CCE completed a private placement, pursuant to which CCE issued 10,000,000 shares of common stock and 5,000,000 five-year warrants at an initial exercise price of $2.00 per share for aggregate gross proceeds of $15,000,000. In connection with this private placement, CCE incurred placement agent cash fees of approximately $1,200,000, and issued the placement agent 1,200,000 five-year warrants at an initial exercise price of $2.00 per share. The net proceeds of $13.6 million were recorded as equity. The fair value of the warrants issued to the placement agent, was determined to be part of the cost of raising capital and therefore netted against the additional paid-in capital.

In connection with the private placement, four shareholders and officers placed a total of 1,500,000 shares of their personally owned CCE common stock into an escrow account, to be released to the investors of this offering if the Company fails to (1) commence the production of biodiesel at its proposed production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should the Company successfully satisfy each of these two milestones, these shares of CCE common stock will be returned to the four shareholders and officers.

In connection with the private placement, CCE entered into a registration rights agreement and agreed to file a registration statement with the Securities and Exchange Commission covering the resale of the common stock issued and underlying the warrants on or before February 23, 2008 and to cause such registration statement to be declared effective by the Securities and Exchange Commission on or before May 8, 2008. On February 1, 2008, the Company filed the registration statement. On February 8, 2008, the registration statement was declared effective by the Securities and Exchange Commission.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

On January 11, 2008, CCER made a capital contribution of $10,000,000 to Zhongde Energy to fulfill the registered capital investment requirements stipulated by the Fuqing City Foreign Trading and Economy Cooperation Bureau.

NOTE 10 - OPTIONS AND WARRANTS

On January 9, 2008, the Company adopted the 2008 Equity Incentive Plan. Under the 2008 Equity Incentive Plan, CCE is authorized to issue up to 2,000,000 options, 1,000,000 will have an exercise price equal to the greater of (i) $2.50 or (ii) the fair market value of the common stock on the date of grant (“Tranche 1 Options”) and 1,000,000 will have an exercise price equal to the greater of (i) $3.00 or (ii) 100% of the fair market value of the common stock on the date of grant (“Tranche 2 Options”). Under the 2008 Equity Incentive Plan, CCE is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the Plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by CCE’S board of directors.

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the options will be expensed ratably over the three year requisite service period. The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 options) and $3.00 (for 840,000 options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the six months ended June 30, 2008, $507,238 was amortized and recorded as compensation expense. For the three months ended June 30, 2008, $253,619 was amortized and recorded as compensation expense.

As of June 30, 2008, the outstanding options and warrants consist of the following:

	Options
Summary of Option Activity	Outstanding	Exercisable	Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Intrinsic Value
December 31, 2007	-	-	-	-	-	-
Granted	1,680,000	280,000	1,400,000	$2.75	9.50	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
June 30, 2008	1,680,000	280,000	1,400,000	$2.75	9.50	-

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

	Warrants
Summary of Warrant Activity	Outstanding	Exercisable	Fair Market Value	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)

December 31, 2007	-	-	-	-	-
Granted	6,200,000	6,200,000	$0.75	$2.00	4.50
Exercised	-	-	-	-
Forfeited	-	-	-	-
June 30, 2008	6,200,000	6,200,000	$0.75	$2.00	4.50

NOTE 11 - EARNINGS PER SHARE

For the three and six months ended June 30, 2008, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants anti-dilutive. There were no options or warrants outstanding at June 30, 2007. The basic and diluted earnings per share for the three months ended June 30, 2008 and 2007 were $0.02 and $0.04, respectively. The basic and diluted earnings per share for the six months ended June 30, 2008 and 2007 were $0.02 and $0.06, respectively.

NOTE 12 - STATUTORY RESERVES

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

As of June 30, 2008 and December 31, 2007, the Company allocated $1,195,746 and $785,536, respectively, to the statutory reserves.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 13 - INCOME TAXES

Income Taxes

Income taxes consist of:

	Six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Current:
PRC	$238,866	$-
United States	-	-
Total current	238,866	-
Deferred	-	-
Total	$238,866	$-

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
.
The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the periods ended June 30, 2008 and 2007:

	June 30,	June 30,
	2008	2007
U.S. Statutory rates	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	33
Tax exemption	(13)	(33)
Total provision for income taxes	12%	-%

The estimated tax savings for the six months ended June 30, 2008 and 2007 amounted to $227,719 and $532,066. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.02 to $0.017 in 2008 and $0.06 to $0.03 in 2007. The estimated tax savings for the three months ended June 30, 2008 and 2007 amounted to $135,644 and $307,432. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.02 to $0.01 in 2008 and $0.04 to $0.02 in 2007.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

At June 30, 2008 CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable. China Clean Energy Inc. was incorporated in the United States and have incurred net operating losses for income tax purposes for the periods ended June 30, 2008. The net operating loss carry forwards for United States income taxes amounted to $434,815 which may be available to reduce future years’ taxable income. These carry forwards will expire, if not utilized, through 2027 and 2024. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2008 was $434,815 and the valuation allowance was increased by $135,527 for the six months ended June 30, 2008. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $1,258,536 and $932,041 for the 6 months ended June 30, 2008 and $889,402 and $518,673 for the six months ended June 30, 2007, respectively. VAT on sales and VAT on purchases amounted to $729,902 and $686,542 for the three months ended June 30, 2008 and $489,696 and $253,034 for the three months ended June 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of June 30, 2008 and December 31, 2007, the VAT payable amounted to $22,638 and $320,397, respectively.

NOTE 14 - RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director and a major shareholder of the Company. In the six months ended June 30, 2008 and 2007, such purchases totaled $855,619 and $1,618,679, respectively. As of June 30, 2008 and December 31, 2007, there were no outstanding payables due to these companies.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

NOTE 15 - SEGMENT INFORMATION

The Company operates in one industry segment - the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at June 30, 2008 were located in the PRC.

Net sales for the six months and three months ended June 30, 2008 and 2007 consist of:

For the six months ended June 30,	2008		2007
	Sales	GP%	Sales	GP%
Domestic Sales	$7,403,151	25%	$5,231,774	28%
International Sales	2,548,643	22%	4,161,632	26%
Total Sales	$9,951,794	24%	$9,393,406	27%

For the three months ended June 30,
Domestic Sales	$4,303,601	26%	$2,877,678	28%
International Sales	1,184,184	25%	2,377,362	27%
Total Sales	$5,478,785	25%	$5,255,040	27%

NOTE 16 - CONCENTRATIONS AND RISKS

The Company’s cash demand deposits are in accounts maintained with state owned banks within the People’s Republic of China. Total cash deposited with these banks at June 30, 2008 and December 31, 2007 amounted to $7,365,023 and $1,133,555, respectively. No deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the six months ended June 30, 2008, no customer (for both biodiesel and specialty chemical products) accounted for over 10% of net sales. In 2007, two customers (for biodiesel products) accounted for 14.52% and 11.01%, respectively, of net sales. The accounts receivable due from these customers amounted to $904,175 as of December 31, 2007. For the three months ended June 30, 2008, no customer (for both biodiesel and specialty chemical products) accounted for over 10% of net sales. For the three months ended June 30, 2007, one customer (for biodiesel product) accounted for 16% of net sales. The accounts receivable due from this customer amounted to $360,000 as of December 31, 2007.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008
(UNAUDITED)

For the six months ended June 30, 2008, two suppliers for feedstock and raw materials accounted for 12.87% and 10.36%, respectively, of the total raw material purchased. There were no accounts payables due to these suppliers as of June 30, 2008. In 2007, three suppliers for feedstock and raw materials accounted for 25.86%, 18.22%, and 15.30%, respectively, of the total raw material purchased. The accounts payable due to these suppliers amounted to $19,959 as of December 31, 2007. For the three months ended June 30, 2008, two suppliers for feedstock and raw materials accounted for 17.32% and 10.41%, respectively, of the total raw material purchased. There were no accounts payable due to these suppliers as of June 30, 2008. In 2007, two suppliers for feedstock and raw materials accounted for 42.80% and 15.72% respectively, of the total raw material purchased. The accounts payable due to these suppliers amounted to $0 as of December 31, 2007.

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

The PRC government imposes controls on the convertibility of RMB (Chinese Yuan) into foreign currencies and, in certain cases, the remittance of currency out of the PRC. Under existing PRC foreign exchange regulations, payment of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the PRC State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required where RMB is to be converted into foreign currency and remitted out of the PRC to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

To minimize the impact from the near term discontinuation of biodiesel production, which accounted for 27% of our total revenue in 2007, we shifted our focus to the production of higher value added specialty chemicals, including high performance hot melt adhesives, the market for which is not regulated by the Chinese government. We completed the upgrade of our specialty chemical refinery in June 2008 by installing a high purity dimer acid processing unit. This upgrade now enables us to produce 3,000 tons per year of high purity dimer acid, which can be used as raw materials for high performance hot melt adhesives or sold at $3,500 per ton. Currently, China imports approximately 30,000 tons of high performance hot melt adhesives each year at $7,000 per ton from countries like Germany. Once operational, we believe that our high performance hot melt adhesives will be sold for between $5,000 and $6,000 per ton in China.

The construction of our 100,000 tons per year biodiesel/specialty chemical refinery in Jiangyin Industrial Park commenced in December 2007 and refinery equipment has been ordered and fabrication is in progress. In light of the recent rapid changes in the market environment, drastic increase in the price of crude oil, waste cooking oil, waste cottonseed oil, and waste rapeseed oil and the increase in price of government controlled wholesale and retail fuel, we have decided to revise our original refinery design to include a specialty chemical production facility as part of our new biodiesel plant, in order to provide us with strategic as well as operational flexibility. We plan to take advantage of access to a deep water sea port, rail and highway transport connected to the national grid in order to build our Jiangyin biodiesel/specialty chemical refinery. By importing palm oil leavings from Indonesia and Malaysia we will expand our capacity in an effort to increase sales. Once this new facility is completed by the end of 2008, the refinery will have the flexibility to produce 100,000 tons of biodiesel, or 100,000 tons of specialty chemicals, or a combination of biodiesel and specialty chemicals for a total output of 100,000 tons per year.

Results of Operations

Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007.

Revenues. During the quarter ended June 30, 2008, we had net sales of $5,478,785 (100% from specialty chemical sales), as compared to net sales of $5,255,040 (26.75% from biodiesel sales and 73.24% from specialty chemical sales) during the quarter ended June 30, 2007, representing an overall increase in net sales of approximately 4.26%. This increase in revenue resulted from an expanded production capacity, increases in specialty chemical product lines, increased sales volume and increased selling prices. These increases, however, were offset by a decrease in our biodiesel production and biodiesel sales. This was due to a significant increase in the price of feedstocks beginning in February 2008 and an increase in government controlled diesel wholesale and retail prices. Since our biodiesel profit margin shrunk, in March 2008 we decided to temporarily halt biodiesel production. Our feedstock cost in the quarter ended June 30, 2007 was approximately $350/ton (RMB 2,600/ton), as compared to $709/ton (RMB 5,000/ton) in the quarter ended June 30, 2008. Although the Chinese government raised the wholesale and retail price of fuel by 18% in June of 2008, we were not able to offset the feedstock price increase for biodiesel production, even when using lower cost waste cooking oil, waste rapeseed oil and waste cottonseed oil. However, we continue to closely monitor the market conditions and are actively securing lower cost waste palm oil from Indonesia and Malaysia. We currently intend to resume our biodiesel production as soon as we believe it will be profitable to do so.

Gross Profit. Cost of goods sold, which consists of labor, overhead and product costs, was $4,120,332 for the quarter ended June 30, 2008, as compared to cost of goods sold of $3,824,722 for the quarter ended June 30, 2007. We had a gross profit of $1,358,453 for the quarter ended June 30, 2008, as compared to gross profit of $1,430,318 for the quarter ended June 30, 2007, representing gross margins of approximately 24.79% and 27.22%, respectively. This decrease in gross profits is attributable to significant increase in the cost of our feedstock and a decrease in Chinese government export rebates from 13% to 5% effective July 1, 2007.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses, wages and salaries totaled $49,040 for the quarter ended June 30, 2008, as compared to $224,048 for the quarter ended June 30, 2007, representing a decrease of approximately 78.11%. This decrease was primarily attributable to a decrease in our special chemical product exports (27.14% and 59.50% of our total sales for the quarter ended June 30, 2008 and June 30, 2007, respectively).

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $444,288 for the quarter ended June 30, 2008, as compared to $284,432 for the quarter ended June 30, 2007, representing an increase of approximately 56.20%. This increase was primarily attributable to amortization of $253,620 of stock-based compensation cost due to the issuance of employee stock options in January 2008. The employee stock option related stock-based compensation costs will be recorded over three years.

Net Income. We had net income of $557,690 for the quarter ended June 30, 2008, as compared to net income of $793,110 for the quarter ended June 30, 2007, representing a decrease of approximately 29.68%. This decrease in net income was attributable to a $223,745 increase in net revenue and decrease in selling expenses of $175,008 which was offset by the increase in cost of goods sold, general administrative expenses, and income taxes ($295,610, $159,856, and $142,283 respectively). On March 9, 2008, our principal subsidiary, Fujian Zhongde Technology Co. Ltd., received official approval from the Chinese tax authority for corporate income tax exempt and reduction status in 2007. This results in a reduced income tax rate of 12% (versus a normal 25% rate) between January 1, 2008 and December 31, 2010. This was the result of our WOFE (Wholly Owned Foreign Enterprise) status approval. This tax exempt and tax reduced status will be favorable to our net income over the next three years.

Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

Revenues. During the six months ended June 30, 2008, we had net sales of $9,951,794 (94.37% from specialty chemical sales), as compared to net sales of $9,393,406 (25.54% from biodiesel sales and 74.46% from specialty chemical sales) during the six months ended June 30, 2007, an increase of approximately 5.94%.

Gross Profit. Cost of goods sold, which consists of direct labor, overhead and product costs, was $7,550,105 for the six months ended June 30, 2008, compared to cost of goods sold of $6,814,671 for the six months ended June 30, 2007. We had a gross profit of $2,401,689 for the six months ended June 30, 2008, compared to gross profit of $2,578,735 for the same period ended June 30, 2007, representing gross margins of approximately 24.13% and 27.45%, respectively. The decrease in gross profits is attributable to significant increases in feedstock prices and a decrease in Chinese government export tax rebates from 13% to 5% effective on July 1, 2007.

Selling Expenses. Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses, and wages and salaries totaled $136,921 for the six months ended June 30, 2008, compared to $437,291 for the same period ended June 30, 2007, a decrease of approximately 68.69%. This decrease is primarily attributable to the decrease in our special chemical product exports (25.61% vs. 44.30% of total sales in the six month ended June 30, 2008 and 2007, respectively).

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $968,078 and $674,492 for the six months ended June 30, 2008 and 2007, respectively, an increase of approximately 43.53%. This increase is primarily attributable to amortization of $507,238 stock based compensation costs due to employee stock options issued in January 2008. The employee stock option fair value of the stock options will be amortized on a quarterly basis over three years.

Net Income. We had a net income of $749,228 for the six months ended June 30, 2008, as compared to net income of $1,193, 816 for the six months ended June 30, 2007, an decrease of approximately 37.24%. This decrease in net income was attributable to an increase in cost of goods sold, higher general administrative expenses and higher income taxes. On March 9, 2008, our principal subsidiary, Fujian Zhongde Technology Co. Ltd., received official approval from the Chinese tax authority for corporate income tax exempt and reduction status in 2007. This results in a reduced income tax rate of 12% (versus a normal 25% rate) between January 1, 2008 and December 31, 2010. This was the result of our WOFE (Wholly Owned Foreign Enterprise) status approval. We believe this tax exempt and tax reduced status will be favorable to our net income over the next three years.

Liquidity and Capital Resources

As of June 30, 2008, and December 31, 2007, we had cash and cash equivalents of $7,387,647 and $1,133,555, respectively. The increase in cash and cash equivalents was primarily due to $13,627,403 net capital raised in January 2008, by means of a $15 million PIPE investment. This increase however was partially offset by a $6,841,837 increase in fixed assets, and a $2,902,377 increase in advanced payments to feedstock suppliers, and $1,166,272 payment of bank loans.

The $165,964 net cash provided by operating activities during the six months ended June 30, 2008 was primarily attributable to the $749,228 in net income, $1,497,611 reduction in accounts receivables and $507,238 in stock based compensation, which was offset by a $2,902,377 increase in advanced payment for raw materials.

The $6,841,837 net cash used in investing activities during the six months ended June 30, 2008 was primarily attributable to $2,484,544 in additional construction costs, $1,950,320 to the purchase of property and equipment and $2,408,720 advances to equipment purchases.

We have historically met our liquidity and capital requirements from a variety of sources, including internally generated cash, short-term borrowings from both related parties and financial institutions and sales of common stock.

To compensate the loss of revenue from our temporary halt of biodiesel production, we began to upgrade our specialty chemical refinery by installing a high purity dimer acid processing unit. The installation process commenced in March 2008 and was completed in June 2008. As a result of this upgrade we are currently able to produce 3,000 tons per year of high purity dimer acid, which can be used as a raw material for high performance hot melt adhesives or sold as-is at $3,500 per ton. China consumes over 30,000 tons of high performance holt melt adhesives each year, which is imported from countries such as Germany, at $7,000 per ton. We currently believe that our high performance hot melt adhesive products will be sold at a minimum price of $5,000 per ton, providing us with a greater than 50% gross margin.

Since specialty chemical products are currently sold at several times the price of biodiesel with typically higher gross margins, in the current environment, and since the specialty chemical products market is currently not regulated by the Chinese government, we believe that our flexibility in producing both biodiesel and specialty chemicals will offer a competitive advantage.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this Report is based upon our consolidated financial statements. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principals upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax, impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions on our business operations are conducted in the People’s Republic of China. During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and trades outstanding on June 30, 2008 and December 31, 2007 totaled $1,629,377 and $2,795,363, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of June 30, 2008 and December 31, 2007, allowances for doubtful accounts totaled $238,759 and $407,593, respectively.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. We believe that the application of SFAS 160 will not have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141R, “Business Combinations,” which applies to all transactions or other events in which an entity obtains control of one or more businesses, including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration. This statement replaces FASB Statement No. 141 and applies to all business entities, including mutual entities that previously used the pooling-of-interests method of accounting for some business combinations. We believe that adoption of SFAS 141R will materially effect our accounting for all future acquisitions.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to a company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. We believe adopting this statement will have a material impact on our financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

In April 2008, the FASB issued 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142, This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then a company would consider market participant assumptions regarding renewal, including 1) highest and best use of the asset by a market participant, 2) adjustments for other entity-specific factors included in SFAS 142. We are currently evaluating the impact that adopting SFAS No.  42-3 will have on our financial statements.

Certain Risks and Uncertainties

Certain statements in this Quarterly Report on Form 10-Q, including certain statements contained in “Management’s Discussion and Analysis,” constitute forward-looking statements. The words or phrases “can be,” “may,” “could,” “would,” “expects,” “believes,” “seeks,” “estimates,” “projects” and similar words and phrases are intended to identify such forward-looking statements. Such forward-looking statements are subject to various risks and uncertainties. Any forward-looking information provided by us or on our behalf is not a guarantee of future performance. Our actual results could differ materially from those anticipated by such forward-looking statements due to a number of factors, some of which are beyond our control. All such forward-looking statements are current only as of the date on which such statements were made. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 4T. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and interim chief financial officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certification by Principal Executive Officer and Principal Financial Officer
________________________
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA CLEAN ENERGY INC.

Date: August 13, 2008	By:	/s/ Tai-Ming Ou
Tai-Ming Ou Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2008	By:	/s/ Ri-wen Xue
Ri-wen Xue Chief Operating Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certification by Principal Executive Officer and Principal Financial Officer
________________________
* Filed herewith