Form 10-Q
period 2008-09-30
CHINA CLEAN ENERGY INC
filed 2008-11-14
CIK 1331444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

✓ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: September 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

Commission File Number: 333-126900

———————

China Clean Energy Inc.

(Exact name of registrant as specified in its charter)

———————

Delaware	87-0700927
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

c/o Fujian Zhongde Technology Co., Ltd.

Fulong Industry Zone

Longtian Town Fuqing City, Fujian, China 35031

 (Address of Principal Executive Office) (Zip Code)

86-591-85773387

(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.		✓ Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer		Accelerated filer
Non-accelerated filer	(Do not check if a smaller	Smaller reporting company	✓
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
		Yes	✓	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of November 14, 2008, 31,512,269 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

CHINA CLEAN ENERGY INC.

i

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,358,090	$1,133,555
Accounts receivable, net of allowance for doubtful accounts of $158,916 and
$407,593, as of September 30, 2008 and December 31, 2007, respectively	1,141,316	2,795,363
Inventories	1,398,970	1,361,478
Advances for inventory and other current assets	360,159	179,815
Total current assets	9,258,535	5,470,211

PROPERTY, PLANT AND EQUIPMENT, NET	16,260,147	5,820,045
INTANGIBLE ASSETS, NET	5,116,196	4,879,635
ADVANCES ON EQUIPMENT PURCHASES	2,647,329	872,974
TOTAL ASSETS	$33,282,207	$17,042,865

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$505,946	$150,557
Customer deposits	24,595	181,825
Accrued liabilities	132,642	83,824
Salaries payable	41,988	31,425
Value added tax payables	30,930	320,397
Other taxes payable	19,474	13,652
Short-term bank loans	––	1,028,228
Long-term bank loans - current portion	230,699	202,792
Total current liabilities	986,274	2,012,700
LONG-TERM BANK LOANS	82,432	241,097
COMMITMENTS AND CONTINGENCIES	––	––
Total liabilities	1,068,706	2,253,797
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares,
no shares issued and outstanding as of June 30, 2008 and December 31, 2007	––	––
Common stock, par value $0.001 per share, authorized 90,000,000 shares,
31,512,269 and 21,512,269 shares issued and outstanding as of
September 30, 2008 and December 31, 2007, respectively	31,512	21,512
Additional paid-in capital	21,410,217	7,034,473
Statutory reserves	1,454,650	785,536
Retained earnings	6,217,918	5,736,105
Accumulated other comprehensive income	3,099,204	1,211,442
Total shareholders' equity	32,213,501	14,789,068
Total liabilities and shareholders' equity	$33,282,207	$17,042,865

The accompanying notes are an integral part of these consolidated statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

REVENUES	$4,101,578	$5,459,688	$14,053,372	$14,853,094
Less: cost of goods sold	3,233,048	4,033,402	10,783,153	10,848,073
GROSS PROFIT	868,530	1,426,286	3,270,219	4,005,021

OPERATING EXPENSE
Selling and marketing	56,721	164,642	193,642	601,933
General and administrative	517,203	263,477	1,634,479	1,071,371
Research and development	32,154	47,359	123,158	138,244
Total operating expense	606,078	475,478	1,951,279	1,811,548

INCOME FROM OPERATIONS	262,452	950,808	1,318,940	2,193,473

OTHER INCOME (EXPENSE)
Interest income (expense), net	7,910	(50,631)	17,718	(99,480)
Other income (expense)	70,263	(65,591)	(7,939)	(65,591)
Total other income (expense)	78,173	(116,222)	9,779	(165,071)

INCOME BEFORE INCOME TAXES	340,625	834,586	1,328,719	2,028,402

PROVISION FOR INCOME TAXES	(61,074)	––	177,792	––

NET INCOME	401,699	834,586	1,150,927	2,028,402

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	15,704	127,602	1,887,762	384,799

COMPREHENSIVE INCOME	$417,403	$962,188	$3,038,689	$2,413,201

BASIC AND DILUTED EARNINGS PER SHARE
Weighted average number of shares	31,512,269	21,512,269	31,182,599	21,512,269
Earnings per share	$0.01	$0.04	$0.04	$0.09

The accompanying notes are an integral part of these consolidated statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

			Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income
	Common Stock			Statutory	Unrestricted
	Shares	Amount		Reserves	Earnings		Total
Balance at December 31, 2006	21,512,269	$21,512	$7,034,473	$785,536	$2,376,211	$415,089	$10,632,821

Net income					2,028,402		2,028,402
Foreign currency translation adjustment						384,799	384,799

Balance at September 30, 2007 (Unaudited)	21,512,269	21,512	7,034,473	785,536	4,404,613	799,888	13,046,022

Net income					1,331,492		1,331,492
Foreign currency translation adjustment						411,554	411,554

Balance at December 31, 2007	21,512,269	21,512	7,034,473	785,536	5,736,105	1,211,442	14,789,068

Common stock and warrants for cash	10,000,000	10,000	13,617,403				13,627,403
Stock options granted to employees			758,341				758,341
Net income					1,150,927		1,150,927
Adjustment to statutory reserve				669,114	(669,114)		––
Foreign currency translation adjustment						1,887,762	1,887,762

Balance at September 30, 2008 (Unaudited)	31,512,269	$31,512	$21,410,217	$1,454,650	$6,217,918	$3,099,204	$32,213,501

The accompanying notes are an integral part of these consolidated statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,150,927	$2,028,402
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation	514,268	398,604
Bad debt expense	––	154,032
Amortization of intangible assets	168,382	134,410
Stock-based compensation expense	758,341	––
Writedown on inventory	23,871	––
Loss on disposal of assets	490	––
Changes in operating assets and liabilities
Accounts receivable	1,804,833	(847,323)
Inventories	52,854	229,307
Advances for inventory and other current assets	(166,374)	(1,027,392)
Accounts payable	342,934	(271,402)
Customer deposit	(166,042)	167,047
Other payables and accrued liabilities	50,948	113,446
Value added tax payables	(304,746)	245,491
Income tax and other tax payables	4,805	(111,205)
Net cash provided by operating activities	4,235,491	1,213,417

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	(6,132,399)	––
Purchase of property and equipment	(4,231,925)	(682,890)
Proceeds from sale of equipment	1,747	––
Deposit on purchase of land use rights	––	(1,856,322)
Advances for equipment purchases	(1,681,328)	(80,163)
Net cash used in investing activities	(12,043,905)	(2,619,375)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	13,627,403	––
Repayments of amount due to related parties	––	(6,419)
Payment on short-term bank loans	(1,075,275)	(284,798)
Proceeds from long-term bank loans	––	477,379
Payment on long-term bank loans	(157,346)	––
Net cash provided by financing activities	12,394,782	186,162

EFFECT OF EXCHANGE RATE ON CASH	638,167	308,875

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,224,535	(910,921)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,133,555	2,241,712
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,358,090	$1,330,791

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the period for:
Interest expense	$45,482	$81,434
Income taxes	$296,412	$––

The accompanying notes are an integral part of these consolidated statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of share based compensation granted to its employees and estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

As of September 30, 2008 and December 31, 2007, the short term and long term bank loans amounted to $230,699 and $82,432, and $1,231,020 and $241,097, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.

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

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14630 and $0.13710 at September 30, 2008 and December 31, 2007, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14337 and $0.13064 for the nine months ended September 30, 2008 and 2007, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

As of September 30, 2008 and December 31, 2007, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,099,204 and $1,211,442, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of issuance to be cash equivalents.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts. An estimate for doubtful accounts is made when collection of the full amount is no longer probable.  Known bad debts are written off against allowance for doubtful accounts when identified.

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

Intangibles

Under the SFAS 142, "Goodwill and Other Intangible Assets", all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets".

The intangible assets as of September 30, 2008 and December 31, 2007, net of amortization, amounted to $5,116,196 and $4,879,635, respectively.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of September 30, 2008, the Company expected these assets to be fully recoverable.

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

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $41,859 and $193,583 for the three months ended September 30, 2008 and 2007, respectively and $153,280 and $572,070 for the nine months ended September 30, 2008 and 2007, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, and facilities and overhead costs. Under the guidance of paragraphs 8 to 11 of SFAS 2 “Accounting for Research and Development Costs”, the Company expenses the costs associated with the research and development activities when incurred.

The research and development expenses are included in general and administrative expenses and totaled $32,154 and $47,359 for the three months ended September 30, 2008 and 2007, respectively, and $123,158 and $138,244 for the nine months ended September 30, 2008 and 2007, respectively.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS 123 (R) “Accounting for Stock-Based Compensation”. SFAS 123R requires that compensation cost relating to stock-based payment transactions be recognized in financial statements. That cost is measured based on the fair value of the equity or liability instruments issued on the grant date of such instruments, and are recognized over the period during which a party is required to provide service in exchange for the award (typically the vesting period).

 Income Taxes

The Company records income taxes pursuant to SFAS 109, "Accounting for Income Taxes". SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. There are no deferred tax amounts at September 30, 2008 and December 31, 2007.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The SFAS 159 became effective for us on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company believes that the application of SFAS 160 will not have an impact on its consolidated financial statements.

In December 2007, SFAS 141(R), Business Combinations, was issued. SFAS 141R replaces SFAS 141, Business Combinations. SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This replaces SFAS 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. SFAS 141R also requires the acquirer in a business combination achieved in stages (sometimes referred to as a step acquisition) to recognize the identifiable assets and liabilities, as well as the noncontrolling interest in the acquiree, at the full amounts of their fair values (or other amounts determined in accordance with SFAS 141R). SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company believes adopting SFAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In April 2008, the FASB issued FSP 142-3 “Determination of the useful life of Intangible Assets”, which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal, including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company is currently evaluating the impact that adopting FSP 142-3 will have on its financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Accounts receivable	$1,300,232	$3,202,956
Less: allowance for doubtful accounts	158,916	407,593
Accounts receivable, net of allowance	$1,141,316	$2,795,363

The following table consists of allowance for doubtful accounts at September 30, 2008 and December 31, 2007.

	September 30, 2008	December 31, 2007
	(Unaudited)
Beginning allowance for doubtful accounts	$407,593	$228,604
Additions to bad debt expense	––	163,119
Recovery of amount previously reserved	(270,513)	––
Effect of foreign currency translation gain	21,836	15,870
Ending allowance for doubtful accounts	$158,916	$407,593

NOTE 4 – INVENTORIES

Inventories consist of the following:

	September 30, 2008	December 31, 2007
	(Unaudited)
Raw materials	$671,829	$564,993
Work in process and packaging material	4,078	11,728
Finished goods	747,422	784,757
Total	1,423,329	1,361,478
Reserve for obsolete inventories	(24,359)	––
Net	$1,398,970	$1,361,478

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment, net consist of:

	September 30, 2008	December 31, 2007
	(Unaudited)
Buildings	$2,444,420	$2,227,928
Equipment and machinery	9,919,871	5,309,511
Office equipment and vehicles	51,117	55,998
Construction in progress	7,342,352	1,209,953
Total	19,757,760	8,803,390
Less accumulated depreciation	(3,497,613)	(2,983,345)
Property, plant and equipment, net	$16,260,147	$5,820,045
Advances on equipment purchases	$2,647,329	$872,974

Construction in progress represents material, labor costs, and capitalized interest incurred to construct our new plant in Jiangyin, Fujian. Management expects construction will be completed by the end of 2008. No depreciation is provided for construction in progress until construction is complete and assets are placed into service. As of September 30, 2008, the construction in progress totaled $7.3 million.

Depreciation expense for three months ended September 30, 2008 and 2007 was $200,337 and $134,373, respectively, and for the nine months ended September 30, 2008 and 2007 was $514,268 and $398,604, respectively. During the three months ended September 30, 2008 and 2007, interest expense of $8,621 and $0 was capitalized into construction in progress, respectively; and for the nine months ended September 30, 2008 and 2007, interest expense of $45,482 and $0 was capitalized into construction in progress, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30, 2008	December 31, 2007
	(Unaudited)
Land use rights	$6,925,183	$4,550,853
Patents and licenses	1,342,740	1,261,292
Total	8,267,923	5,812,145
Less accumulated amortization	(3,151,727)	(932,510)
Total intangible assets, net	$5,116,196	$4,879,635

Amortization expense for the three months ended September 30, 2008 and 2007 amounted to $61,175 and $36,023; and $168,382 and $134,410, respectively, for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 7 – BANK INDEBTEDNESS

Bank indebtedness consists of:

	September 30, 2008	December 31, 2007
	(Unaudited)
Due bank under revolving credit agreement,
interest at 115% of PRC prime rate, secured by
certain buildings and land use rights owned
by Fujian Zhongde, repaid on January 2008.	$––	$1,028,219
Due bank, interest at 115% of PRC prime rate,
due in monthly installments of principal
and interest of $18,170 through
January 2010, secured by certain buildings and land use rights	313,131	443,898
Total	313,131	1,472,117
Less current portion	(230,699)	(1,231,020)
Noncurrent portion of bank indebtedness	$82,432	$241,097

Total interest expense on the bank loans for the three months ended September 30, 2008 and 2007 amounted to $8,621, which was fully capitalized into construction in progress, and $28,654, respectively. Total interest expense on the bank loans for the nine months ended September 30, 2008 and 2007 amounted to $45,482, which was fully capitalized in construction in progress, and $81,434, respectively.

NOTE 8 – PENSION AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and pension benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits amounted to $287 and $4,031 for the three months ended September 30, 2008 and 2007, respectively, and amounted to $12,227 and $9,953 for the nine months ended September 30, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of September 30, 2008 and December 31, 2007, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

NOTE 9 – $15,000,000 PRIVATE PLACEMENT

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

In connection with the private placement, four shareholders and officers placed a total of 1,500,000 shares of their personally owned CCE common stock into an escrow account, to be released to the investors of this offering if the Company fails to (1) commence the production of biodiesel at its currently proposed production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As the Company does not anticipate commercial production commencing at its new production facility in Jiamgyin, PRC until the second quarter of 2009, these 1,500,000 shares shall be distributed to investors in January 2009.

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

NOTE 10 – OPTIONS AND WARRANTS

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

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 options granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the three months ended September 30, 2008, $251,103 was amortized and recorded as compensation expense. For the nine months ended September 30, 2008, $758,341 was amortized and recorded as compensation expense.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	––	$––	$––
Granted	1,680,000	2.75	––
Forfeited	(50,000)	2.75	––
Exercised	––	––	––
Outstanding as of September 30, 2008	1,630,000	$2.75	$––

Following is a summary of the status of options outstanding at September 30, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	815,000	9.25	$2.50	210,000	9.25
$3.00	815,000	9.25	$3.00	210,000	9.25
Total	1,630,000			420,000

Following is a summary of warrant activity:

Outstanding as of December 31, 2006	––
Granted	––
Forfeited	––
Exercised	––
Outstanding as of September 30, 2007	––
Granted	––
Forfeited	––
Exercised	––
Outstanding as of December 31, 2007	––
Granted	6,200,000
Forfeited	––
Exercised	––
Outstanding as of September 30, 2008	6,200,000

Following is a summary of the status of warrants outstanding at September 30, 2008:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.00	6,200,000	4.25	$2.00	6,200,000	4.25

NOTE 11 – EARNINGS PER SHARE

For the three and nine months ended September 30, 2008, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants and options anti-dilutive. There were no options or warrants outstanding as of September 30, 2007. The basic and diluted earnings per share for the three months ended September 30, 2008 and 2007 were $0.01 and $0.04, respectively. The basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007 were $0.04 and $0.09, respectively.

NOTE 12 – STATUTORY RESERVES

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

As of September 30, 2008 and December 31, 2007, the Company allocated $1,454,650 and $785,536, respectively, to the statutory reserves.

NOTE 13 – INCOME TAXES

Income Taxes

Income taxes expenses (credit) consist of:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
PRC	$(61,074)	$––	$177,792	$––
United States	––	––	––	––
Total current	(61,074)	––	177,792	––
Deferred	––	––	––	––
Total	$(61,074)	$––	$177,792	$––

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and nine months ended September 30, 2008 and 2007:

	2008	2007	2008	2007
	(Three months ended)	(Three months ended)	(Nine months ended)	(Nine months ended)
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
U.S. Statutory rates	34%	34%	34%	34%
Foreign income not recognized in USA	(34)	(34)	(34)	(34)
China income taxes	25	33	25	33
China income tax exemption	(13)	(33)	(13)	(33)
Others	(30)	––	1	––
Total provision (credit) for income taxes	(18)%	––	13%	––%

The estimated tax savings for the three months ended September 30, 2008 and 2007 amounted to $131,969 and $313,161. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.01 to $0.009 in 2008 and $0.04 to $0.024 in 2007. The estimated tax savings for the nine months ended September 30, 2008 and 2007 amounted to $359,688 and $845,227. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.04 to $0.025 in 2008 and $0.09 to $0.055 in 2007.

As of September 30, 2008 CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable. China Clean Energy Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the periods ended September 30, 2008.  The net operating loss carry forwards for United States income taxes amounted to $1,300,154 which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2027 and 2024.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero.  The valuation allowance as of September 30, 2008 was $442,052 and the valuation allowance was increased by $188,815 for the nine months ended September 30, 2008.  Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $406,800 and $483,279 for the three months ended September 30, 2008 and $597,521 and $240,182 for the three months ended September 30, 2007, respectively. VAT on sales and VAT on purchases amounted to $1,665,336 and $1,415,320 for the nine months ended September 30, 2008 and $1,486,923 and $758,855 for the nine months ended September 30, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of September 30, 2008 and December 31, 2007, the VAT payable amounted to $30,930 and $320,397, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director of China Clean Energy Inc. and a major shareholder of the company. In the nine months ended September 30, 2008 and 2007, such purchases totaled $864,848 and $2,565,315, respectively. As of September 30, 2008 and December 31, 2007, there were no outstanding payables due to these companies.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets at September 30, 2008 were located in the PRC.

Net sales for the three and nine months ended September 30, 2008 and 2007 consist of:

	2008 (Unaudited)		2007(Unaudited)
	Sales	GP%	Sales	GP%
Three months ended September 30,
Domestic Sale	$2,392,941	21.8%	$3,498,227	28.9%
International Sale	1,708,637	19.8%	1,961,461	21.3%
Total Sales	$4,101,578	21.0%	$5,459,688	26.1%

Nine months ended September 30,
Domestic Sale	$9,796,092	24.4%	$8,730,000	28.5%
International Sale	4,257,280	21.6%	6,123,094	24.8%
Total Sales	$14,053,372	23.3%	$14,853,094	27.0%

NOTE 16 – CONCENTRATIONS AND RISKS

The Company’s demand deposits are in accounts maintained with state owned banks within the People’s Republic of China. Total cash deposited with these banks at September 30, 2008 and December 31, 2007 amounted to $6,304,745 and $1,133,555, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended September 30, 2008, one customer (for specialty chemical products) accounted for 11.59% of net sales. In 2007, two customers (for biodiesel products) and one customer (for specialty chemical products) accounted for 16.31%, 12.98% and 10.08%, respectively, of net sales. The accounts receivable due from these customers amounted to $315,243 and $1,000,922, respectively, as of September 30, 2008 and as of December 31, 2007. For the nine months ended September 30, 2008, no customer (for both biodiesel and specialty chemical products) accounted for over 10% of net sales. In 2007, two customers (for biodiesel products) accounted for 15.17% and 11.73%, respectively, of net sales. The accounts receivable due from these customers amounted to $0 and $904,175, respectively, as of September 30, 2008 and as of December 31, 2007.

For the three months ended September 30, 2008, four suppliers for feedstock and raw materials accounted for 12.51%, 11.62%, 11.50%, and 11.16%, respectively, of the total raw material purchase. In 2007, two suppliers for feedstock and raw materials accounted for 42.89% and 16.68%, respectively, of the total raw material purchase. The accounts payable due to these suppliers amounted to $103,142 and $19,959, respectively, as of September 30, 2008 and as of December 31, 2007. For the nine months ended September 30, 2008, one supplier for feedstock and raw materials accounted for 10.59% of the total raw material purchase. In 2007, three suppliers for feedstock and raw materials accounted for 31.63%, 15.77%, and 14.45%, respectively, of the total raw material purchase. The accounts payable due to these suppliers amounted to $103,142 and $19,959, respectively, as of September 30, 2008 and as of December 31, 2007.

The Company’s operations are carried out in the PRC. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic and legal environments in the PRC, and by the general state of the economy in the regions where the Company’s customers are located. The Company’s operations in the PRC are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange. The Company’s results may be adversely affected by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

We were originally incorporated in Delaware, under the name “Hurley Exploration Inc.” on November 12, 2004, in order to conduct mineral exploration activities. On October 13, 2006, in anticipation of our acquisition of China Clean Energy Resources, Ltd., we abandoned this enterprise and changed our name to China Clean Energy Inc. On October 24, 2006, we acquired China Clean Energy Resources, Ltd., pursuant to the terms of a Share Exchange Agreement. This transaction was accounted for as a reverse acquisition (recapitalization), with China Clean Energy Resources, Ltd. deemed to be the accounting acquirer and us as the legal acquirer. Upon the closing of this transaction, we became a Chinese renewable resource-based biodiesel and specialty chemicals manufacturer/distributor.

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

Recent Events

On October 23, 2008, we announced that commencement of production at our Jiangyin plant had been delayed due to weather conditions and engineering difficulties and that commercial production at the plant was not expected to commence until the second quarter of 2009.

As previously disclosed, in connection with our January 15, 2008 private placement, certain members of our management deposited an aggregate of 1.5 million shares of common stock into an escrow account.  Such shares shall be disbursed, pro rata, among the private placement investors should (i) we fail to begin the production of biodiesel at our planned facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) we fail to achieve at least $14,000,000 of adjusted net income during 2009. As a result of the construction delay, the 1.5 million shares will be disbursed to the private placement investors before the end of January 2009. The aforementioned share distribution will not be dilutive to existing shareholders and will have no impact on our cash position or operating results.

On November 11, 2008, we announced that we had resumed biodiesel production at our existing plant in light of the current drop in raw material costs. We had temporarily halted the production of biodiesel in March 2008 and shifted our focus to higher value-added specialty chemicals in an effort to mitigate sharp increases in the cost of raw materials and stagnant wholesale diesel pricing in China. We are closely monitoring our feedstock raw material prices, wholesale diesel prices and the conditions in the biodiesel industry in China in order to reassess our biodiesel production on an ongoing basis.

The cost of waste cooking oil, cotton seed waste and rapeseed waste feedstock, the principal raw materials used to produce our biodiesel product – which had increased to over $500 per ton in early 2008 compared to an average of $368 per ton in the fourth quarter of 2007 – is currently around $396 per ton. At the current prices of biodiesel and feedstock, we expect to achieve about a 23% gross margin. We currently expect to produce up to 800 tons of biodiesel per month, at our existing plant, which has an annual capacity of 10,000 tons.

Once the new facility is constructed by the end of this year, the refinery will have the flexibility to produce 100,000 tons of biodiesel, 100,000 tons of specialty chemicals, or a combination of biodiesel and specialty chemicals for a total output of 100,000 tons per year.

Three months ended September 30, 2008 compared to the three months ended September 30, 2007.

Revenues.  During the quarter ended September 30, 2008, we had net sales of $4,101,578 (100% from specialty chemical sales), as compared to net sales of $5,459,688 (29.29% from biodiesel sales and 70.71% from specialty chemical sales) during the quarter ended September 30, 2007, a decrease of approximately 24.88%.  This decrease is attributable to slower sales, which was driven by restricted transportation of chemicals between July and September as a result of the 2008 Beijing Olympic Games, and a decrease in our biodiesel sales. As our biodiesel profit margin had been marginalized, management decided to temporarily halt our biodiesel production in March 2008. Our average feedstock cost in the second quarter of 2007 was $350/ton (RMB 2,600/ton) compared to $709/ton (RMB5,000/ton) in the second quarter of 2008.  Although the Chinese government raised the wholesale and retail price of fuel by 18% in June 2008, the price increase did not offset the feedstock price increase for biodiesel production. As of November 11, 2008, we resumed the production of biodiesel at our existing plant in response to a recent drop in raw materials costs, which is expected to help improve our revenue and profit growth going forward.

Gross Profit.  The cost of goods sold, which consists of direct labor, overhead and product costs, was $3,233,048 for the quarter ended September 30, 2008, compared to $4,033,402 for the quarter ended September 30, 2007.  We had a gross profit of $868,530 for the quarter ended September 30, 2008, compared to gross profit of $1,426,286 for the quarter ended September 30, 2007, representing gross margins of approximately 21.18% and 26.12%, respectively.  The decrease in gross profits is attributable to a significant increase in feedstock prices.

Selling Expenses.  Selling expenses, which consist of advertising and promotion expenses, freight charges, exporting expenses, wages and salaries totaled $56,721 for the quarter ended September 30, 2008, compared to $164,642 for the quarter ended September 30, 2007, a decrease of approximately 65.55%.  This decrease is primarily attributable to the decrease in our special chemical product exports, which decreased by 21% compared to the corresponding period of 2007. Due to the decrease of exports, our commission expense, fees paid to third parties for the referral of international customers, and freight expenses also decreased during this period.

General and Administrative and Other Operating Expenses.  General and administrative and other operating expenses totaled $549,357 for the quarter ended September 30, 2008, compared to $310,836 for the quarter ended September 30, 2007, an increase of approximately 77%.  This increase is primarily attributable to $251,103 of stock based compensation costs relating to employee stock options granted in January 2008. The fair value of the options will be amortized on a quarterly basis over three years.

Net Income.  We had a net income of $401,699 for the quarter ended September 30, 2008, compared to a net income of $834,586 for the quarter ended September 30, 2007, a decrease of approximately 51.87%. This decrease is primarily attributable to slower sales, which were negatively impacted by the 2008 Beijing Olympic Games, higher raw material costs, and higher employee compensation costs.  On March 9, 2008, our principal subsidiary, Fujian Zhongde Technology Co. Ltd., received approval from the Chinese tax authority for a corporate income tax exemption and reduction status for 2007.  This approval results in a reduced income tax rate of 12% (versus a normal 25% rate) between January 1, 2008 and December 31, 2010, and was a result of our WOFE (Wholly Owned Foreign Enterprise) status approval.

Nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.

Revenues.  During the nine months ended September 30, 2008, we had net sales of $14,053,372 (95.97% from specialty chemical sales), as compared to net sales of $14,853,094 (26.91% from biodiesel sales and 73.09% from specialty chemical sales) during the same period in 2007, a decrease of approximately 5.38%.  This decrease is primarily attributable to the decrease of biodiesel production, largely offset by increases in specialty chemical product lines.

Gross Profit.  The cost of goods sold, which consists of direct labor, overhead and product costs, was $10,783,153 for the nine months ended September 30, 2008, compared to the cost of goods sold of $10,848,073 for the nine months ended September 30, 2007.  We had a gross profit of $3,270,219 for the nine months ended September 30, 2008, compared to gross profits of $4,005,021 for the same period in 2007, representing gross margins of approximately 23.27% and 26.96%, respectively.  The decrease in gross profits is attributable to significant increases in feedstock prices and a decrease in the Chinese government’s export tax rebates from 13% to 5%, effective July 1, 2007.

Selling Expenses.  Selling expenses, which consist of advertising and promotion expenses, freight charges, export expenses, wages and salaries totaled $193,642 for the nine months ended September 30, 2008, compared to $601,933 for the nine months ended September 30, 2007, a decrease of approximately 67.83%.  This decrease is primarily attributable to the decrease in our special chemical product exports, which decreased by 37% from the corresponding period in 2007. Due to the decrease of exports, our commission expenses, fees paid to third parties for the referral of international customers, and freight expenses also decreased.

General and Administrative and Other Operating Expenses.  General and administrative and other operating expenses totaled $1,757,637 and $1,209,615 for the nine months ended September 30, 2008 and 2007, respectively, an increase of approximately 45%.  This increase is primarily attributable to $758,341 of stock based compensation costs relating to employee stock options issued in January 2008. The fair value of the stock options will be amortized on a quarterly basis over three years.

Net Income.  We had a net income of $1,150,927 for the nine months ended September 30, 2008, as compared to a net income of $2,028,402 for the nine months ended September 30, 2007, a decrease of approximately 43.26%.  This decrease in net income was primarily attributable to lower biodiesel production and sales, higher raw material cots, higher compensation costs and income taxes, and were only partly offset by increases in specialty product lines and decreases in selling expenses. On March 9, 2008, our principal subsidiary, Fujian Zhongde Technology Co. Ltd., received approval from the Chinese tax authority for a corporate income tax exemption and reduction status for 2007.  This approval results in a reduced income tax rate of 12% (versus a normal 25% rate) between January 1, 2008 and December 31, 2010, and was a result of our WOFE (Wholly Owned Foreign Enterprise) status approval.

Liquidity and Capital Resources

As of September 30, 2008, and September 30, 2007, we had cash and cash equivalents of $6,358,090 and $1,330,791, respectively, representing an increase of approximately 378%.  The increase in cash and cash equivalents was primarily due to $13,627,403 net capital raised in January 2008, by means of a $15 million private placement. This increase, however, was partially offset by a $12,045,652 increase in fixed assets and long term prepayment, and the repayment of $1,232,621 in bank loans.

Net cash provided by operating activities totaled $4,235,491 for the nine months ended September 30, 2008, compared to $1,213,417 for the nine months ended September 30, 2007, an increase of approximately 249%. This increase was primarily due to cash flow from cash related net income of $2,616,279, reduction in accounts receivables of $1,804,833, an increase of $393,882 in accounts payable and other payables.  It was offset by an increase of advances for raw material purchases of $166,374, a decrease of customer deposits of $166,042 and a tax payable of $299,941.

Net cash used in investing activities totaled $12,043,905 for the nine months ended September 30, 2008, compared to $2,619,375 for the nine months ended September 30, 2007, an increase of approximately 360%. This increase was primarily attributable to $6,132,399 in additional construction costs, $4,231,925 in the purchase of property and equipment and $1,681,328 of advances to the purchase of equipment.

Net cash provided by financing activities totaled $12,394,782 for the nine months ended September 30, 2008, compared to $186,162 for the nine months ended September 30, 2007, an increase of approximately 6,658%. This increase was primarily attributable to $13,627,403 net capital raised in January 2008, by means of a $15 million private placement. This increase, however, was partially offset the repayment of $1,232,621 in bank loans.

We have historically met our liquidity and capital requirements from a variety of sources, including internally generated cash, short-term borrowings from both related parties and financial institutions, and sales of common stock.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based on the consolidated financial statements. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (VAT). All products that are sold in the People’s Republic of China are subject to a local value-added tax at a standard rate of 17% of the gross sales price, or at a rate that is approved by the local government. This VAT may be offset by a VAT paid on raw materials and other semi-finished products included in the cost of producing the finished product.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our financial statements.

In April 2008, the FASB issued Staff Position FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”) which amends the factors an entity should consider in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS No. 142, Goodwill and Other Intangible Assets (“FAS No. 142”). FSP FAS 142-3 applies to intangible assets that are acquired individually or with a group of assets and intangible assets acquired in both business combinations and asset acquisitions. It removes a provision under FAS No. 142, requiring an entity to consider whether a contractual renewal or extension clause can be accomplished without substantial cost or material modifications of the existing terms and conditions associated with the asset. Instead, FSP FAS 142-3 requires that an entity consider its own experience in renewing similar arrangements. An entity would consider market participant assumptions regarding renewal if no such relevant experience exists. FSP FAS 142-3 is effective for year ends beginning after December 15, 2008 with early adoption prohibited. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our financial statements.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts An interpretation of FASB Statement No. 60”. SFAS No. 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS No. 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2008, the Financial Accounting Standards Board (“FASB”) issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share (“EPS”). FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. We believe adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the quarter ended September 30, 2008.

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

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.

  Risk Factors

Economic conditions could materially adversely affect us.

Our operations and performance depend significantly on worldwide economic conditions. Uncertainty about current global economic conditions poses a risk as consumers and businesses may postpone spending in response to tighter credit, negative financial news and/or declines in income or asset values, which could have a material negative effect on the demand for our products. Other factors that could influence demand include continuing increases in energy costs, conditions in the real estate and mortgage markets, labor and healthcare costs, access to credit, consumer confidence, and other macroeconomic factors affecting consumer spending behavior. These and other economic factors could have a material adverse effect on demand for our products and on our financial condition and operating results.

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

We continue to be subject to the risk factors previously disclosed in our Annual Report on Form 10-KSB for the year ended December 31, 2007, as filed with the SEC on March 11, 2008.

Item 6.

Exhibits.

Exhibit No.	Description
31.1*	Section 302 Certification by Principal Executive Officer
31.2*	Section 302 Certification by Principal Financial Officer
32*	Section 906 Certification by Principal Executive Officer and the Principal Financial Officer

———————
* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA CLEAN ENERGY INC.

Date: November 14, 2008	By:	/s/ TAI-MING OU
Tai-Ming Ou Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By:	/s/ SHANNON YAN
Shannon Yan Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1*	Section 302 Certification by Principal Executive Officer
31.2*	Section 302 Certification by Principal Financial Officer
32*	Section 906 Certification by Principal Executive Officer and the Principal Financial Officer

———————
* Filed herewith