Form 10-K
period 2008-12-31
CHINA CLEAN ENERGY INC
filed 2009-03-27
CIK 1331444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-K

———————

(Mark One)

✓ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the fiscal year ended: December 31, 2008
Or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

CHINA CLEAN ENERGY INC.

(Exact Name of Registrant as Specified in Its Charter)

———————

Delaware (State or Other Jurisdiction of Incorporation or Organization)	333-126900 Commission file number	87-0700927 (I.R.S. Employer Identification No.)

20 Sterling Circle, Suite 204

Wheaton, Illinois 60187

(Address of Principal Executive Offices) (Zip Code)

(224) 402-3270

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(Check one):

☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer	☑	Smaller reporting company
(Do not check if a smaller reporting company)

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting Common Stock held by nonaffiliates computed by reference to the closing sales price of the Common Stock as of June 30, 2008 was $13,842,239. As of March 27, 2009 there were 31,512,269 shares of Common Stock outstanding.

i

TABLE OF CONTENTS

Page

Part I

Item 1.                 Business.

1

Item 1A.              Risk Factors

9

Item 2.                 Properties.

21

Item 3.                 Legal Proceedings.

21

Item 4.                 Submission of Matters to a Vote of Security Holders.

21

Part II

Item 5.                 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer
  Purchases of Equity Securities.

22

Item 7.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

22

Item 8.                 Financial Statements and Supplementary Data.

28

Item 9.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

28

Item 9A.              Controls and Procedures.

28

Item 9A(T)          Controls and Procedures.

28

Item 9B.              Other Information.

28

Part III

Item 10.               Directors, Executive Officers and Corporate Governance.

29

Item 11.               Executive Compensation.

30

Item 12.               Security Ownership of Certain Beneficial Owners and Management
  and Related Stockholder Matters.

32

Item 13.               Certain Relationships and Related Transactions, and Director Independence.

33

Item 14.               Principal Accountant Fees and Services.

34

Part IV

Item 15.               Exhibits and Financial Statement Schedules.

34

ii

PART I

As used in this Annual Report, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to China Clean Energy Inc.

This Annual Report on Form 10-K contains “forward-looking statements.” To the extent that any statements made in this Annual Report of Form 10-K contain information that is not historical, these statements are essentially forward-looking. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “may,” “anticipates,” “believes,” “should,” “intends,” “estimates” and other words of similar meaning. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described below under the heading “Risk Factors,” as well as others that we may consider immaterial or do not anticipate at this time. The risks and uncertainties identified in this report are not exclusive and further information concerning our business, including factors that potentially could materially affect our financial results or condition, may emerge from time to time. We assume no obligation to update forward-looking statements to reflect actual results or changes in factors or assumptions affecting the forward-looking statements. We advise you, however, to consult any further disclosures we may make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K we file with or furnish to the Securities and Exchange Commission.

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

Recent Developments

In March 2008, we temporarily halted the production of biodiesel and shifted our focus to higher value-added specialty chemicals in an effort to mitigate sharp increases in the cost of raw materials and stagnant wholesale diesel pricing in the People’s Republic of China. However, due to a decline in raw material costs in November 2008, we resumed the production of biodiesel at our biodiesel and specialty chemical production facility. In the fourth quarter of 2008, rapidly declining oil prices, along with a decline in demand for petrochemical products linked to the international financial crisis, created a challenging operating environment for biodiesel production. We continue to closely monitor our feedstock raw material prices, wholesale diesel prices and the conditions in the biodiesel industry in the People’s Republic of China in order to reassess our biodiesel production on an ongoing basis.

Products

Biodiesel Segment

In November 2005 we filed an application with the State Intellectual Property Office of the People’s Republic of China (“SIPO”) for patent protection for our method of producing biodiesel from monomer acid. In December 2005, we began producing biodiesel and currently sell our biodiesel to regional service stations. On October 8, 2008, SIPO granted us a patent for our method of producing biodiesel from monomer acid.

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

A commonly used form of biodiesel is a 20% blend of biodiesel with 80% petroleum diesel, known as B20. B20 provides many of the environmental and safety benefits of biodiesel and generally avoids the cold weather and solvency considerations associated with biodiesel. Biodiesel provides similar horsepower and fuel economy as petroleum diesel with superior lubricity to reduce wear and tear on engines.

Chemicals Segment

We manufacture and sell a variety of industrial products using environmentally-focused chemicals derived from renewable resources, such as waste vegetable oils. Our product categories include polyamide hot-melt adhesives, printing inks, alcohol and benzene-soluble polyamide resins and various fatty acids, such as dimer acid. We believe that our vegetable oil-based products will be viewed as an increasingly attractive alternative to products made with petroleum-based chemicals as a result of recently volatile oil prices, possible oil shortages and an increased awareness and concern for protecting the environment.

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

The following table shows our total sales volume broken down by product category for the twelve-month period from January 1, 2008 through December 31, 2008. As shown in the table, during the twelve-month period ending December 31, 2008, dimer acid was our top selling product, accounting for 30.78% of total sales.

Products Sold		% of Total Sales for the Period
1	Dimer Acid	30.78%
2	Polyamide Resin	29.99%
3	Fatty Acid	9.06%
4	Polyamide Hot Melt Adhesive	7.78%
5	Biodiesel	7.68%
6	High Performance Polyamide Hot Melt Adhesive	6.85%
7	Printing Ink	3.65%
8	Vegetable Asphaltum	2.19%
9	Liquid Resin 651#	1.72%
10	Trimer Acid	0.19%

The following table shows our total sales volume broken down by product category for the twelve-month period from January 1, 2007 through December 31, 2007. As shown in the table, during the twelve month period ended December 31, 2007, dimer acid was our top selling product, accounting for 36.97% of total sales. However, biodiesel was our fastest growing product in terms of sales volume in 2007.

Products Sold		% of Total Sales for the Period
1.	Dimer Acid	36.97%
2.	Biodiesel	26.54%
3.	Polyamide Resin	21.84%
4.	Vegetable Asphaltum	5.30%
5.	Polyamide Hot Melt Adhesive	3.36%
6.	Printing Ink	3.20%
7.	Fatty Acid	1.31%
8.	Stearic Acid	0.66%
9.	Liquid Resin 651#	0.36%
10.	Gluewater	0.29%

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

The Specialty Chemical and Biodiesel Markets

We believe that oil price volatility, global warming, and other environmental sustainability issues are rapidly increasing the demand for chemicals and fuels derived from renewable resources. Despite the sudden drop in oil prices in 2008, we expect that global prices for gasoline, diesel fuels and chemicals will rise in the next few years as supply concerns accelerate and oil prices resume their historical upward trend. Elevated oil prices not only drive gasoline and diesel fuel prices higher but also create pressure on a wide range of petrochemical derivatives such as nylon (polyamides). In addition, technological innovations, profit motive, and the desire to reduce reliance on oil have moved bio-based chemistry and fuel production to the forefront of the global marketplace. As a result, we believe the economic, social, and environmental benefits of a new generation of bio-refinery products are rapidly becoming integrated into global economies.

The People’s Republic of China Specialty Chemicals Market

We view the People’s Republic of China as the world’s most attractive market for commodity and specialty chemicals. We believe that the long-term demand for commodity and specialty chemicals is likely to grow at a faster rate in the People’s Republic of China than in North America and Western Europe. As such, we believe that the People’s Republic of China will be a very attractive market for commodity and specialty chemicals for the foreseeable future. Demand comes from both rising domestic consumption and the country’s thriving exporters. Demand for our specialty chemical products (printing inks, adhesives, resins, and intermediary substances) continues to accelerate with the rise in domestic consumption, expansion of the People’s Republic of China’s exports and an increasing global appetite for non-petroleum based, specialty chemical products. Building and construction continues to grow in the People’s Republic of China and domestic consumers with more disposable income are creating new and increased demand for a wide range of products, many of which contain our adhesives, inks, polyamides, resins and related products.

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

Petroleum, waste, regulatory, and environmental cost pressures are now evident throughout the supply chain for chemical products. As oil prices remain volatile and companies continue to disassociate themselves from any chemical in their supply chain that is recognized as being hazardous or harmful to the environment, we expect to see petrochemicals replaced by environmentally pleasing chemistry alternatives.

The People’s Republic of China Biodiesel Market

The People’s Republic of China biodiesel industry is still very much in its infancy. With volatile oil prices and worsening pollution, the People’s Republic of China is expected to promote low-polluting alternatives to foreign oil and we anticipate biodiesel being recognized as a leading near-term solution. Further, we believe the integration of biodiesel into the fuel supply of the People’s Republic of China can be swift and immediate, as biodiesel can be blended at any level with petroleum diesel or used in its pure form (B100) and biodiesel also make use of the existing petroleum infrastructure; i.e., tankers, storage depots, and filling stations.

The People’s Republic of China Legislation. In 2005, the Standing Committee of the National People’s Congress passed “The Renewable Energy Law of the People’s Republic of China”. The legislation aims to “promote the development and utilization of renewable energy, improve the energy structure, diversify energy supplies, safeguard energy security, protect the environment and realize the sustainable development of the economy and society.” This legislation states that fuel retail businesses must begin to include “biological liquid fuel” in their enterprises or they will suffer imposed fines. On April 20, 2006, Chinese premier Wen Jiabao convened the Second National Leadership Conference on Energy to consider the Medium and Long-term Development Plan for Renewable Energy, stating that equal emphasis shall be placed on development and conservation, and that stronger measures shall be taken to promote comprehensive energy conservation and to vigorously develop renewable energy.

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

Biodiesel

In the area of biodiesel production, we are aware of the existence of at least three main domestic competitors: Gushan Environmental Energy Ltd., with operations in Handan, Hebei Province, Fuzhou, Fujian Province, Mianyang, Sichuan Province, Beijing and Shanghai, China Biodiesel International Holding Co., Ltd., located in Longyan and Fujian Province and Wuxi Huahong Bio-fuel Co., Ltd., located in Wuxi, Jiangsu Province.

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

 In comparison to our competitors in the People’s Republic of China, we believe we possess greater technological expertise, marketing knowledge and global relationships. We also view our proprietary line of multi-

purpose hot-melt adhesives as key technological advantages. In addition, we believe domestic competitors typically lack the global marketing capability and reputation that we currently enjoy and are continuing to strengthen.

Biodiesel

We believe that we enjoy a material presence in the biodiesel industry in Fuqing City, Fujian Province, as there are only a handful of other companies currently in the country and the markets are extremely local due to transportation costs. In addition, we believe our industry relationships, contracts with feedstock suppliers, cost efficient manufacturing methods and ability to sell diesel co-products to our specialty chemical customers provide us with competitive advantages.

Growth Strategy

With growing global demand for transport fuels and clean technologies, we are focused on increasing our biodiesel and specialty chemical production capacity. We expanded our existing 311,000 square-foot biodiesel and specialty chemical production facility located in the Fujian Province, People’s Republic of China. In addition, we are currently building a new biodiesel and specialty chemical focused production facility in the new Fuqing Jiangyin Industrial Park (the “Industrial Park”) in the Fujian Province, People’s Republic of China. The new facility is located 20 miles from our existing facility and will have a land area of 112,744 square meters. On December 25, 2006, we signed a contract to purchase land usage rights for 50 years for the new production facility and we broke ground on this facility on December 19, 2007. We expect construction to be completed in the second quarter of 2009. The Industrial Park at which the new facility will be located is equipped with a deep sea harbor capable of 100,000 ton cargo ships, a container port, and railroad to be connected to the People’s Republic of China’s national railroad network. Once the plant is opened, it will have the flexibility to produce 100,000 tons of biodiesel per year, or 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. We expect that the new plant’s proximity to our existing plant will help us to improve our efficiency and cost effectiveness. As we grow and secure more customers, we plan to build more plants in strategic locations throughout the People’s Republic of China, including in the Hebei Province and/or the Xinjiang Province.

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

Existing Plant (Fulong Industrial Zone)

Our 311,000 square-foot manufacturing facility was originally erected in 1995 with a core focus on developing and manufacturing high-quality specialty chemical products from renewable resources. This ISO9001-certified plant is located in Fuzhou City’s technology and industrial zone in the Fulong Industrial Zone of the People’s Republic of China. This facility is presently capable of producing up to 10,000 tons, or approximately 3 million gallons, of biodiesel per year and up to 18,000 tons, of specialty chemicals per year. In addition, in 2008, we invested approximately $1.5 million to install a high-performance hot-melt adhesive production line using our proprietary technology in an effort to improve production yields while maintaining quality standards.

Sales and Marketing

Specialty Chemicals

To date, we have developed relationships with current and future potential customers primarily through our participation and use of seminars, trade shows, industry conferences, websites and direct sales calls. We hope to continue to build on our success by expanding our sales force in the People’s Republic of China and increasing our focus on international markets. As our business expands, we intend to develop several sales channels, such as direct sales, working with industry-specific manufacturer representatives and through international strategic partnerships. Our sales strategy is designed to capitalize on our reputation, current industry trends and new market segments that have shown the most promise.

Biodiesel

We currently plan on concentrating our sales efforts on the local market in the People’s Republic of China, as demand is expected to increase steadily over the next decade. However, as the business expands, we will evaluate global biodiesel prices for opportunities abroad, depending upon shipping and export costs, as biodiesel can sell for up to 50% to 100% more at the wholesale level overseas in comparison to the price in the People’s Republic of China. While we do not plan to rely on our ability to export biodiesel for our main growth and cannot predict when the market for biodeisel will retun to its normal patterns, we view the export opportunity as a potential enhancement to our business plan, especially given the higher prices that biodiesel can be sold at markets abroad.

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

Intellectual Property

On November 9, 2005, our subsidiary, Fujian Zhongde Technology Co., Ltd., filed an application (Application No. 200510019790.9) with SIPO for its propietory biodiesel production method to produce biodiesel from monomer acid. SIPO granted the patent on October 8, 2008. The patent is valid for twenty years, from October 8, 2008 to October 7, 2028

We also own a patent for Multi-purpose Polyamide Hot Melt Adhesive and its Production Method, China Patent Registration Number ZL00132072.6 and International Patent Category #C09J177/00. The patent is valid for twenty years, from December 12, 2000 to December 11, 2020.

Customers

During the twelve-month period from January 1, 2008 through December 31, 2008, we had consolidated net sales of $18,169,835. During the same time period, our top ten customers – ranked by the sales amount sold to each customer – contributed $8,245,637 in revenues. Our top two customers were Air Products and Chemicals (PTE) Ltd. and Cray Valley Resins PVT., Ltd. Air Products and Chemicals (PTE) Ltd. contributed $1,064,241, or 5.86%, of our total revenues and Cray Valley Resins PVT., Ltd contributed $1,063,545, or 5.85%, of our total revenues.

Biodiesel

We currently sell biodiesel to regional service stations in the People’s Republic of China. We believe that the market for biodiesel will expand and can absorb an increase in supply. Since we began selling biodiesel in December 2005 along with specialty chemicals, our best-selling product has been biodiesel. In fact, from January 2006 through December 2008, sales of biodiesel accounted for approximately 35% of our total sales for that time period.

Chemicals

Our specialty chemical products are sold to companies domestically and exported globally to companies in Europe, the U.S. and Asia. We believe that high-quality and low-production costs have allowed us to gain successful entry into the global market and to diversify our customer base.

The following table depicts the top ten customers for the twelve-month period from January 1, 2008 through December 31, 2008.

Name of Customer		Products Sold	Sales for the Period by Customer	% of Sales for the Period
1	Air Products and Chemicals (PTE) Ltd.	Specialty Chemicals	1,064,240.51	5.86%
2	Cray Valley Resins PVT., Ltd.	Specialty Chemicals	1,063,544.73	5.85%
3	Fuzhou Baisheng Precision Chemical Co., Ltd.	Specialty Chemicals	879,816.44	4.84%
4	ABC Exports PVT, Ltd.	Specialty Chemicals	876,697.22	4.83%
5	New Power Internationals Co., Ltd.	Specialty Chemicals	817,249.42	4.50%
6	Fuqing Zhongdong Filling Station	Biodiesel	763,785.55	4.20%
7	Hangzhou Yangsheng Chemical Co. Ltd.	Specialty Chemicals	739,000.37	4.07%
8	HBG Exports Co., Ltd.	Specialty Chemicals	737,560.85	4.06%
9	Dachang Resins (Huizhou) Co. Ltd.	Specialty Chemicals	672,709.85	3.70%
10	Fuqing Risheng Filling Station	Biodiesel	631,032.03	3.47%
	Total (Top 10)		8,245,636.97	45.38%
	Total (Company)		18,169,835.41	100.00%

For the twelve-month period from January 1, 2007 through December 31, 2007, we achieved consolidated net sales of $21,756,010. During the same time period, our top ten customers - ranked by the sales amount sold to each customer - contributed $14,701,065 in revenues. The following table depicts the top ten customers for the twelve-month period from January 1, 2007 through December 31, 2007.

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

Principal Suppliers

We use feedstock, which can be vegetable oil derived from either oil-seed crops or used frying oil, as the primary raw materials for our manufacturing process. During the twelve-month period from January 1, 2008 through December 31, 2008, the feedstock suppliers listed in the table below supplied more than 5% of our feedstocks. To date, we have not experienced any shortages in the supply of raw materials from our key suppliers.

Name of Supplier		% of Feedstock Supplied for Period
1	Xinjiang Dasen Chemicals Co., Ltd.	8.46%
2	Xinjiang Guansheng Technology Co., Ltd.	8.42%
3	Fuqing Zhongde Waste Oil Recycling Co. Ltd.	7.30%
4	Cangzhou Shuanyu Chemical Co., Ltd.	7.21%

During the twelve-month period from January 1, 2007 through December 31, 2007, we had four feedstock suppliers who supplied more than 5% of our feedstocks.

Name of Supplier		% of Feedstock Supplied for Period
1	Fuqing Zhongde Waste Oil Recycling Co. Ltd.	52.91%
2	Fujian Quanzhou Zhongyuan Chemical Co., Ltd.	20.45%
3	Xinjiang Guansheng Technology Co., Ltd.	12.16%
4	Cangzhou Shuanyu Chemical Co., Ltd.	6.98%

Employees

As of March 27, 2009, we had 120 employees. Of our total employees, all are full time employees.

Regulation

We are subject to environmental regulation by both the central government of the People’s Republic of China and by local government agencies. Since our inception, we have been in compliance with all applicable regulations.

Under the State Environmental Protection Administration of the People’s Republic of China, all chemical and biodiesel manufacturing facilities are required to obtain a Discharge Permit and a Safe Production Permit. These permits are valid for a period of three years and may be renewed for additional periods of three years. In order to renew the Safe Production Permit, the subject facility must not have had any accidents during the previous three years. In addition, the local environmental protection administration inspects waste-water, gas and solid waste discharges and issues an examination report each calendar quarter. In order to renew the Discharge Permit, the subject facility must have consistently passed the local government inspections for the prior three years. We currently own each of these permits for our existing plant in Fuzhou City. Neither of these permits have been issued for the facility we are constructing in the Fuqing Jiangyin Industrial Park. We applied for and received approval of the Discharge Permit for this facility. We have not yet applied for the Safety Permit for this facility as we can only do so after construction of the facility is completed.

In addition, we expect the government of the People’s Republic of China to release an official standard for biodiesel in the near future. We will seek to qualify our products for the biodiesel standard when it is released. We believe that we are well positioned to qualify due to our early production of biodiesel as well as our longstanding history of being in operation since 1995, among other things.

Item 1A.

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

Currently, we have only one manufacturing facility, which began producing biodiesel in 2005. We began selling biodiesel in December 2005 and suspended production for 8 months in 2008. Our limited operating history as a manufacturer and distributor of biodiesel makes it difficult for prospective investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to financial success.

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

Our future cash flow depends on our ability to timely design, construct and complete two or three new biodiesel refineries. If our engineering and construction operations are disrupted and/or the economic integrity of these projects is threatened for unexpected reasons (including, but not limited to, technical difficulties, poor weather conditions, and business interruptions due to terrorism or otherwise), our business may experience a substantial setback. Because we are in the process of constructing a new facility, we are particularly vulnerable to events such as these. Prolonged problems may threaten the commercial viability of construction of our planned facilities. Moreover, the occurrence of significant unforeseen conditions or events in connection with construction of our new facility may require us to reexamine our business model. Any change to our business model may adversely affect our business.

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

Biodiesel is a commodity whose price is determined based on the price of petroleum diesel, governmental price controls, world demand, supply and other factors, all of which are beyond our control. World prices for crude oil and biodiesel have fluctuated widely in recent years. We expect that prices will continue to fluctuate in the future. Price fluctuations will have a significant impact upon our revenue, the return on our investment in biodiesel refineries and on our general financial condition. Moreover, in the event the price of our feedstock increases at a time when the price of biodiesel decreases, remains stagnant or fails to increase accordingly, it could render the production of biodiesel unprofitable. Price fluctuations for biodiesel may also impact the investment market, and our ability to raise investor capital. Any future decreases in the prices of biodiesel or petroleum diesel fuel may have a material adverse effect on our financial condition and future results of operations.

We may be unable to obtain the additional capital required to implement our business plan, which will negatively impact our ability to grow our business.

We expect that current capital and other existing resources will be sufficient only to provide a limited amount of working capital. On their own, the revenue from operations is not currently sufficient to fully fund operations and planned growth. We will require an estimated $4.4 million of additional capital to continue to expand our business beyond the initial phase. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

Future construction and operation of biodiesel and specialty chemical refineries, capital expenditures to build and operate our refineries, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses will all require a substantial amount of additional capital and cash flow.

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders, as we issue additional shares of common stock to investors in future financing transactions. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuances of incentive awards under equity employee incentive plans, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel and specialty chemicals industries, the fact that we are a new enterprise without a proven operating history, the location of our production facilities in the People’s Republic of China, and the price of biodiesel, oil and specialty chemicals on the commodities market, which will impact the amount of available asset-based financing. Furthermore, if petroleum, biodiesel or specialty chemicals’ prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations.

Our reliance upon a limited number of feedstock suppliers may hinder our ability to be profitable.

Five feedstock suppliers collectively provide us with approximately 38.58% of our feedstock and our two largest suppliers, Xinjiang Dasen Chemicals Co., Ltd. and Xinjiang Guansheng Technology Co., Ltd., each supplied approximately 8.46% and 8.42% of our feedstock, respectively, in 2008. Should any of these suppliers terminate their supply relationships with us, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us, we may be unable to procure sufficient feedstock to satisfy demand for our end products. Moreover, there is presently a finite number of feedstock suppliers within the People’s Republic of China. Thus, as demand for biodiesel products continues to increase, feedstock supplies will likely decrease, causing the price of feedstock to increase proportionally. If we are unable to obtain adequate quantities of feedstock at economically viable prices, our business could become unprofitable and investors could suffer a loss with respect to their investment in us.

Price declines in petro-based diesel due to alternative energy discoveries or enhanced supply of oil could negatively impact demand for our biodiesel.

Our biodiesel product is currently sold in the People’s Republic of China as a substitute to petro-based diesel. As a result, demand for our biodiesel could be negatively impacted should the Chinese government lower the retail prices of fuel, including diesel, due to the discovery of new oil fields or energy technology inventions.

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

Our five largest customers accounted for approximately 48.67% of our sales in 2007 and 25.88% of our sales in 2008. Our two largest customers accounted for more than 26.53% of sales in 2007 and for more than 11.71% of sales in 2008. If not replaced, the loss of any of these customers could significantly reduce our revenues and adversely affect the value of an investment in us.

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

We rely heavily on the services of Tai-ming Ou, our Chief Executive Officer, as well as several other senior management personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than Shannon Yan, our Interim Chief Financial Officer, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

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

Our business plan focuses on designing, building and operating specialty chemical and biodiesel production facilities for our own account. Although we were able to successfully enter into an agreement to purchase land use rights in Jiang Yin, People’s Republic of China to construct our second specialty chemical and biodiesel production facility for our own account, our ability to acquire quality and reliable properties and facilities in the future may be unpredictable and we may be required to delay construction of our facilities, which will create unanticipated costs and delays. In the event that we are not successful in identifying and obtaining development rights on suitable properties for building and operating specialty chemical and biodiesel production facilities, our future prospects for profitability will likely be substantially limited, and our financial condition and resulting operations may be adversely affected.

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

•

increases in truck fleets capable of transporting biodiesel within localized markets; and

•

expansion of independent filling stations.

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

We believe that the current political environment for construction of biodiesel and specialty chemical facilities is sufficiently supportive to enable us to plan and implement our operations. However, there are risks that conditions will change in an adverse manner. These risks include, but are not limited to, laws or policies affecting mandates or incentives to promote the use of biodiesel, environmental issues, land use, air emissions, water use, zoning, workplace safety, restrictions imposed on the biodiesel and specialty chemicals industry such as restrictions on production, substantial changes in product quality standards, restrictions on feedstock supply, price controls and export controls. Any changes in biodiesel and specialty chemicals, financial incentives, investment regulations, policies or a shift in political attitudes are beyond our control and may adversely affect our business and future financial results.

Our business will suffer if we cannot obtain or maintain necessary permits or licenses.

Our operations require licenses, permits and in some cases renewals of these licenses and permits from various governmental authorities within the People’s Republic of China. We believe that we either hold or will be able to obtain all necessary licenses and permits to carry on the activities that we contemplate, and that we will be able to obtain the licenses and permits necessary for our future biodiesel and specialty chemical operations.

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

We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Under these rules, among other things, we must evaluate the effectiveness of our internal controls over financial reporting. These reporting and other obligations place significant demands on our management, administrative, operational, internal audit and accounting resources. We anticipate that as our business grows we will need to upgrade our systems; implement additional financial and management controls, reporting systems and procedures; implement an internal audit function; and hire additional accounting, internal audit and finance staff. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal controls could have a material adverse effect on our business, operating results and stock price.

Our operations are susceptible to interruption from natural disasters.

Our operations are located in Fuqing City, Fujian Province of the People’s Republic of China. Historically, this region has suffered damage from typhoons or other natural disasters. Should any of these natural events occur, it would likely slow down development of our new production facility and construction plans, thus adversely impacting current operations and future growth plans.

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

Much of our operations are conducted in the People’s Republic of China. In the fiscal year 2008, approximately 66.80% of our revenue was generated from sales in the People’s Republic of China. Although the economy of the People’s Republic of China has grown significantly in recent years, we cannot assure investors that such growth will continue. The renewable energy and specialty chemicals industries in the People’s Republic of China are relatively new and growing, and we therefore do not know how sensitive they are to a slowdown in economic growth or other adverse changes in the economy of the People’s Republic of China. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the People’s Republic of China could materially reduce the demand for our products and materially and adversely affect our business.

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

The government of the People’s Republic of China imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the People’s Republic of China. In 2008, approximately 66.80 % of our revenues was received in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing People’s Republic of China foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the People’s Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required whenever

Renminbi is to be converted into foreign currency and remitted out of the People’s Republic of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

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

On July 21, 2005, the People’s Republic of China changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 22% appreciation of the Renminbi against the U.S. dollar as of December 31, 2008. While the international reaction to the Renminbi revaluation has generally been positive, pressure remains on the People’s Republic of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.

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

Pursuant to the relevant laws and regulations in the People’s Republic of China, Fujian Zhongde Technology Co., Ltd., as a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China, is entitled to 50% relief from the People’s Republic of China enterprise income tax in each of 2008, 2009 and 2010. However, since our new subsidiary, Fujian Zhongde Energy Co., Ltd., is a newly registered WOFE, the corporate income tax status for this new subsidiary is not clear at this point.

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

Because our principal assets are located outside of the U.S. and all of our directors and officers, except for Shannon Yan, reside outside of the U.S., it may be difficult for investors to enforce their rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or to enforce a U.S. court judgment against us or them in the People’s Republic of China.

All of our directors and officers, except for Shannon Yan, reside outside of the U.S. In addition, Fujian Zhongde Technology Co., Ltd. and Fujian Zhongde Energy Co., Ltd., our operating subsidiaries, are located in the People’s Republic of China and substantially all of their assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

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

Risks Relating to Our Organization

Our executive officers beneficially own a substantial percentage of our outstanding common stock, which gives them significant influence over certain major decisions on which our stockholders may vote, which may discourage an acquisition of us.

Tai-ming Ou, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 12.43% of our outstanding common stock and our directors and executive officers as a group collectively own approximately 46.22% of our outstanding shares. The interests of management may differ from the interests of other stockholders. As a result, our executive management will have the right and ability to exert significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

There may be a limited market for our securities and we may fail to qualify for a listing on a national securities exchange such as the NASDAQ Stock Market or the NYSE Amex.

Although we plan on applying for listing of our common stock on a national stock exchange such as the NASDAQ Stock Market or the NYSE Amex once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such a market will be sustained or desirable. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board or in what are commonly referred to as the “pink sheets.” Under such circumstances, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and large investors.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, it is more difficult to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain needed capital.

Our common stock is currently deemed a “penny stock,” which could make it more difficult for investors to sell their shares.

Our common stock is currently subject to the “penny stock” rules adopted under section 15(g) of the Exchange Act. The penny stock rules apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Because our securities are currently subject to the penny stock rules, stockholders will find it more difficult to dispose of our securities.

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

Properties.

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

On December 25, 2006, we signed a contract with Fuzhou City Jiangyin Industry District Management Committee to purchase land usage rights with respect to 112,744 square meters of land for 50 years at a purchase price of 18,549,000 Renminbi, or approximately $2.5 million, for the construction of a new biodiesel and specialty chemicals plant (Fujian Zhongde Energy Co., Ltd.). We plan to use this land usage right to construct a new biodiesel factory located in the new Fuqing Jiangyin Industrial Park in the Fujian Province of the People’s Republic of China. The new factory site is approximately 50 miles from Fuzhou, the Capital City of Fujian Province, and 20 miles from our existing facility. We broke ground on the facility on December 19, 2007 and expect construction to be completed in the second quarter of 2009. Once constructed, this facility will have the flexibility to produce 100,000 tons of biodiesel per year, equivalent to 30 million gallons, or 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. As of December 31, 2008, we had spent $19.2 million to construct this facility. We estimate that the total capital expenditure for this facility will be $22.2 million, including the $2.5 million we paid in 2006 to acquire the land usage rights. After the facility commences production, we anticipate that we will require an additional $3 million for working capital uses.

Item 3.

Legal Proceedings.

We are not presently a party to any pending litigation nor, to the knowledge of our management, is any litigation threatened against us.

Item 4.

Submission of Matters to a Vote of Security Holders.

No matters were submitted during the fourth quarter of 2008 to a vote of our stockholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

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

	High	Low
Fiscal Year 2007
First Quarter	$3.10	$1.85
Second Quarter	$2.74	$1.35
Third Quarter	$2.25	$1.10
Fourth Quarter	$2.81	$1.60
Fiscal Year 2008
First Quarter	$2.29	$1.29
Second Quarter	$1.69	$0.73
Third Quarter	$0.80	$0.31
Fourth Quarter	$0.51	$0.14
Fiscal Year 2009
First Quarter (through March 18th, 2009)	$0.18	$0.10

The last reported sales price of our common stock on the OTC Bulletin Board on March 18th, 2009 was $0.17 per share.

Holders

As of March 27th, 2009, there were approximately 101 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

China Clean Energy Resources, Ltd. was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co., Ltd. As such, China Clean Energy Resources, Ltd. does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Technology Co., Ltd., a Chinese company that was incorporated in the Province of Fujian, China on July 10, 1995. On November 5, 2007, Fujian Zhongde Energy Co., Ltd., was incorporated in the Province of Fujian, China as a 100% owned subsidiary of China Clean Energy Resources, Ltd. for the development and operation of our new 100,000 tons per year biodiesel refinery in Jiangyin Industrial Park, Fuqing City, Fujian Province, China.

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007.

Revenues. During the year ended December 31, 2008, we had net sales of $18,169,835 (7.68% from biodiesel sales and 92.32% from specialty chemicals sales), as compared to net sales of $21,756,010 (26.54% from biodiesel sales and 73.46% from specialty chemicals sales) during the year ended December 31, 2007. This decrease of approximately 16.48% was attributable (i) to a decrease in sales volume and selling prices of specialty chemicals, particularly in the second half of the year, primarily driven by declining demand in the specialty chemicals market caused by the international financial crisis and lower perceived growth in the Chinese and global economies, and (ii) to the significant decrease in our biodiesel production. In March 2008, we temporarily halted the production of biodiesel and shifted our focus to higher value-added specialty chemicals in an effort to mitigate sharp increases in the cost of raw materials and stagnant wholesale diesel pricing in the People’s Republic of China. Due to a decline in raw material costs in November 2008, we resumed the production of biodiesel. However, the rapidly declining crude oil prices in the fourth quarter have depressed the selling prices of biodiesel. We will continue to closely monitor the prices of our feedstock raw material, wholesale diesel prices and the conditions in the biodiesel industry in the People’s Republic of China in order to reassess our biodiesel production on an ongoing basis.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $14,310,907 for the year ended December 31, 2008, as compared to cost of goods sold of $15,882,799 for the year ended December 31, 2007. We had a gross profit of $3,858,928 for the year ended December 31, 2008, as compared to a gross profit of $5,873,211for the year ended December 31, 2007, representing gross margins of approximately 21.24% and 27.00%, respectively. The decrease in gross profit is the result of a significant decrease in sales volume of our biodiesel and specialty chemical export business, along with higher raw material costs. Falling selling prices contributed to a loss on carried inventory of $93,838. The decrease in our gross margin percentage is a result of higher commodities costs, lower margins in biodiesel production, and, effective July 1, 2007, a decrease in Chinese government export tax rebates on our exported specialty chemical products from 13% to 5%.

Selling Expenses. Selling expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries, totaled $249,583 for the year ended December 31, 2008, as compared to $695,007 for the year ended December 31, 2007. This was a decrease of approximately 64.09%. This decrease is primarily due to our lower specialty chemical product exports (approximately $6,032,472 and $17,352,323 in the year ended December 31, 2008 and the year ended December 31, 2007, respectively), related export and freight charges and wages and salaries.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $2,482,971 for the year ended December 31, 2008, as compared to $1,713,438 for the year ended December 31, 2007. This was an increase of approximately 44.91%. This increase is primarily attributable to $903,769 of stock based compensation costs incurred in connection with employee stock options granted in January 2008. The fair value of the option is amortized on a quarterly basis over three years.

Net Income. We had a net income of $596,816 for the year ended December 31, 2008, as compared to a net income of $3,359,894 for the year ended December 31, 2007. This was a decrease of approximately 82.24%. This decrease in net income was due primarily to the $3,586,175 decrease in revenues caused by decline in sales volume and selling prices, the $324,109 increase in total operating expense primarily driven by stock based compensation costs, the $177,905 loss on disposal of assets and the $369,640 increase in income taxes. The decrease in net income was partially offset by a reduction in selling expenses associated with lower specialty chemicals exports and a decrease in cost of goods sold of $1,571,892. We received a full income tax exemption in 2007 and are subject to a 12% income tax rate in 2008, 2009 and 2010.

Liquidity and Capital Resources

Private Placement

On January 9, 2008, we completed a private placement, pursuant to which we issued 10,000,000 shares of common stock and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share, for aggregate gross proceeds of $15,000,000. In connection with this private placement, we incurred placement agent fees of approximately $1,200,000, and issued the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share. In addition, we incurred other professional fees and expenses totaling approximately $90,000. The proceeds from the above financing were used, in part, to construct our second biodiesel facility, as well as for working capital purposes.

General

As of December 31, 2008 and December 31, 2007, we had cash and cash equivalents of $2,913,711 and $1,133,555, respectively. The increase in cash and cash equivalents was primarily due to the net proceeds of $13,627,403 we received from the $15,000,000 private placement. We incurred a $16,503,785 capital expenditure on our Jiangyin plant and a $2,159,868 decrease in our accounts receivables. The decrease in account receivables was primarily attributable to our reduced specialty chemical exports.

The $16,503,785 capital expenditure on our new Jiangyin plant includes $13,835,889 used for construction related activities and purchases and $2,667,896 used for prepaid equipment purchases. As of December 31, 2008, we paid 86% of the total capital required to finish the plant including $2.5 million we paid in 2006 to acquire the land use rights. After the facility commences production, we anticipate that we will require an additional $3 million for working capital uses. We commenced construction on December 19, 2007 and expect to complete construction in June 2009. The new facility is expected to have a production capacity of 100,000 tons of biodiesel per year or 30,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year.

The $5,116,806 net cash proceeds provided by operating activities during the year ended December 31, 2008 was primarily due to $596,816 in net income, $932,908 of depreciation and amortization expenses, $903,769 of stock based compensation costs and a $2,696,479 decrease in accounts receivable and inventories.

The $12,332,965 of net cash provided by financing activities during the year ended December 31, 2008 was primarily due to the net proceeds of $13,627,403 we received from our January 2008 $15,000,000 private placement, partially offset by payments on bank loans. We are currently in active negotiations to secure a $4.4 million loan, of which we intend to allocate $3 million for the working capital expenses for our new Jiangyin Plant.

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

Obligations under Material Contracts

We had a capital commitment of approximately $3.0 million for the acquisition of plant equipment and machinery as of December 31, 2008. We had no material capital commitments as of December 31, 2007.

Other than any of the contractual obligations and commercial commitments set forth above, we did not have any other long-term debt obligations, capital commitments, purchase obligations or other long-term liabilities as of December 31, 2008.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions on our business operations are conducted in the People’s Republic of China. During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and trades outstanding on December 31, 2008 and December 31, 2007 totaled $1,092,768 and $2,795,363, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of December 31, 2008 and December 31, 2007, allowances for doubtful accounts totaled $136,389 and $407,593, respectively.

Inventories. Inventories are stated at the lesser of cost (first in, first out method) or market. We review our inventory on a regular basis or determine if any reserves are necessary for potential obsolescence. As of December 31, 2008, our management determined that the carrying amount of raw materials exceeded the prices currently available. Therefore, we wrote down $92,113 and included this amount in the cost of goods sold for 2008.

Impairment of Long-Lived Assets. Management reviews the long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets. As of December 31, 2008, we recorded an impairment loss totaling $74,817.

Income Taxes. We adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since we had no operations in the U.S., there is no provision for U.S. income tax and there were no deferred tax amounts as of December 31, 2008 and December 31, 2007.

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

Upon approval by the People’s Republic of China tax authorities, WOFEs scheduled to operate for a period of 10 years or more and engage in manufacturing and production may be exempt from income tax for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter with a 50% exemption for the next three years.

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

Recently Issued Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS 161, “Disclosures About Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133” (“SFAS 161”), which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We are currently evaluating the impact that adopting SFAS 161 will have on our financial statements.

In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that we consider its own historical experience in renewing similar arrangements. If historical experience does not exist then an entity would consider market participant assumptions regarding renewal, including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. We are currently evaluating the impact that adopting FSP 142-3 will have on our financial statements.

In May 2008, the FASB issued SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 is not expected to have a material effect on our financial statements.

In June 2008, the FASB issued FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 concludes that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents are participating securities, and thus, should be included in the two-class method of computing earnings per share, or EPS. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, and interim periods within those years. Early application of EITF 03-6-1 is prohibited. It also requires that all prior-period EPS data be adjusted retrospectively. The adoption of this statement is not expected to have a material effect on our financial statements.

In June 2008, the FASB issued EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”). EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS 133 specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. We believe adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is U.S. dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”) which clarifies the application of SFAS 157, “Fair Value Measurements” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” and FIN 46(R), “Consolidation of Variable Interest Entities” to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8 will not have a material impact on our consolidated financial statements because we do not have any variable interest entities.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20, “Recognition of Interest Income and Impairment of Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”) to be more consistent with the impairment model of SFAS 115,“Accounting for Certain Investments in Debt and Equity”. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

Item 8.

Financial Statements and Supplementary Data.

See our Financial Statements beginning on page F-1.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.

Controls and Procedures.

As a smaller reporting company, we are not required to provide the information requested by this item.

Item 9A(T)

Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As required by Rule 15d-15(b) of the Exchange Act, our Chief Executive Officer and Interim Chief Financial Officer carried out an evaluation under the supervision and with the participation of our management, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-14 as of the end of the period covered by this report. Based on the foregoing evaluation, we have concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic filings with the Securities and Exchange Commission and to ensure that information required to be disclosed in our periodic filings with the Securities and Exchange Commission is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures.

There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the smaller reporting company’s internal control over financial reporting is as of the year ended December 31, 2008. We believe that internal control over financial reporting is effective. We have not identified any, current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

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

Item 9B.

Other Information.

None.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by our board of directors and serve at their discretion.

Name	Age	Position
Tai-ming Ou	54	Chief Executive Officer and Chairman of the Board
Ri-wen Xue	44	Chief Operating Officer and Director
Yun He	41	Vice President of Sales
Shannon Yan	33	Interim Chief Financial Officer
Qin Yang	49	Director

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

Shannon Yan, Interim Chief Financial Officer. Ms. Yan joined us on July 31, 2008 and has served as our Interim Chief Financial Officer since that date. From January 2007 through July 2008, Ms. Yan served as a senior financial analyst for Sara Lee Corporation. Prior thereto, from June 2005 through December 2006, Ms. Yan served as a financial analyst and project leader, and from May 2003 through May 2005, as a senior accountant, for World Richman Manufacturing Corporation, an international manufacturer of leather, Koskin and nylon bags. Ms. Yan is completing her MBA degree at the University of Chicago with concentrations in accounting, finance and strategic management in 2009. Ms. Yan holds a B.A. in English from Sichuan International Studies University in China.

Qin Yang, Director. Ms. Yang is one of our co-founders and has been a director since inception in 1995. Ms. Yang had previously founded the Fuqing Welfare Garment Factory in 1984 and served as its Chief Designer and director. Ms. Yang graduated from Fujian Industrial Arts School in the Fujian province of the People’s Republic of China.

Mr. Ou and Ms. Yang and are husband and wife.

Board Committees

Audit Committee. We intend to establish an audit committee of the board of directors, which will consist of independent directors of which at least one will qualify as a qualified financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The audit committee’s duties will be to recommend to our Board of Directors the engagement of independent auditors to audit our financial statements and to review our accounting and auditing principles. The audit committee will review the scope, timing and fees for the annual audit and the results of audit examinations performed by the internal auditors and independent public accountants, including their recommendations to improve the system of accounting and internal controls. The audit committee would at all times be composed exclusively of directors who are, in the opinion of our Board of Directors, free from any relationship that would interfere with the exercise of independent judgment as a committee member and who possess an understanding of financial statements and generally accepted accounting principles.

Compensation Committee. We intend to establish a compensation committee of the Board of Directors. The compensation committee would review and approve our salary and benefits policies, including compensation of executive officers.

Code of Ethics

The Board of Directors has adopted a Code of Ethics that is applicable to all of our directors, officers and employees, including our Chief Executive Officer, Interim Chief Financial Officer and principal accounting officer. We will provide our Code of Ethics without charge upon request. Requests should be made in writing and addressed to Shannon Yan, 20 Sterling Circle, Suite 204, Wheaton, Illinois 60187.

Item 11.

Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Tai-ming Ou, our Chief Executive Officer, who we refer to in this annual report as the “named executive officer.” During 2008, no executive officer received annual remuneration in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	Total
Tai-ming Ou President and Chief Executive Officer (principal executive officer)	2008	$31,136	$78,501	$109,637
	2007	$18,462	––	$ 18,462

———————

(1)

The dollar amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 008, in accordance with SFAS 123R.

Employment Agreement

On January 9, 2008, we entered into a two-year employment agreement with Tai-ming Ou, which agreement shall be automatically renewed for additional one-year periods until either we or Mr. Ou, as the case may be, gives the other written notice of its intent not to renew the agreement at least 90 days prior to the end of the then current term. Pursuant to this agreement, Mr. Ou shall serve as our Chief Executive Officer and received a salary of approximately $2,595 per month during the first year of the agreement. We increased Mr. Ou’s salary by 10% to approximately $2,854 per month following the one year anniversary of the agreement. In addition, under this agreement, we granted Mr. Ou options to purchase 65,000 shares of common stock with an exercise price of $2.50 per share and 65,000 shares of common stock with an exercise price of $3.00 per share, with all options vesting quarterly over three years. If Mr. Ou’s employment is terminated without cause or he resigns for good reason, all unvested options shall vest and Mr. Ou will be entitled to the continuation of benefits and the payment of his salary for 12 months.

Stock Options

Mr. Ou received stock option grants during the period between January 1, 2008 and December 31, 2009. See the table under “Outstanding Equity Awards at Fiscal Year End” below for further information on such option grants.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2008 for our named executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Shares Subject to Options	Exercise Price	Vesting Schedule	Expiration	Vested Amount of Shares 12/31/2008
Tai-ming Ou	65,000(1)	$2.50	1/12 every three months following the grant date	10 years from date of grant	21,667

	65,000(2)	$3.00	1/12 every three months following the grant date	10 years from date of grant	21,667

Ri-wen Xue	50,000(1)	$2.50	1/12 every three months following the grant date	10 years from date of grant	16,667

	50,000(2)	$3.00	1/12 every three months following the grant date	10 years from date of grant	16,667

———————

(1)

Vests in 12 equal installments every three months following the grant date.

(2)

Vests in 12 equal installments every three months following the grant date.

Compensation of Directors

The following table sets forth director compensation for the year ended December 31, 2008.

Director Compensation

Name	Fee Earned or Paid in Cash	All Other Compensation	Total
Qin Yang	$17,298	$12,077	$29,375

Narrative to Director Compensation Table

Ms. Qin Yang, the wife of Tai-ming Ou, was one of our original founders in 1995 and has been one of our directors since that time. In addition, since June 2006, Ms. Yang has been an independent contractor, and for such services received $1,442 per month or $17,298 per annum during the year ended December 31, 2008. In 2009, Ms. Yang’s monthly compensation as an independent contractor is anticipated to be at $1,442 per month or $17,298 per annum.

Compensation Committee Interlocks and Insider Participation

During the period between January 1, 2008 and January 31, 2008, each director participated in any deliberations of our Board of Directors concerning executive officer compensation.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance Under Compensation Plans

Equity Compensation Plan Information

The following table provides information as of December 31, 2008 about our 2008 Equity Incentive Plan under which shares of our common stock may be issued to directors, officers, consultants, advisors and employees whose services are considered valuable.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,680,000	2.75	320,000

Equity compensation plans not approved by security holders	––	––	––
All plans	1,680,000	2.75	320,000

2008 Equity Incentive Plan

Our board of directors and stockholders adopted the 2008 Equity Incentive Plan on January 9, 2008. The purpose of the 2008 Equity Incentive Plan is to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Equity Incentive Plan, we are authorized to issue up to 2,000,000 stock options, 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $2.50 or (ii) 100% of the fair market value of a share of common stock on the date of grant and 1,000,000 of which shall have an exercise price per share equal to the greater of (i) $3.00 or (ii) 100% of the fair market value of a share of common stock on the date of grant. Under the 2008 Equity Incentive Plan, we are authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by our board of directors.

Principal Stockholders and Shareholding of Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 18th, 2009 by:

•

each person known by us to beneficially own more than 5.0% of our common stock;

•

each of our directors;

•

our named executive officer; and

•

all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o China Clean Energy Inc., 20 Sterling Circle, Suite 204, Wheaton, Illinois 60187.

As of March 27th, 2009, we had 31,512,269 shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)
Tai-ming Ou	7,632,005 (2)	13%
Qin Yang	3,585,567 (3)	11%
Nai-ming Yu	2,399,250	8%
Ri-wen Xue	908,020
All officers and directors as a group (5 persons)	12,125,592	27%

———————

*

Less than 1%

(1)

Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 27, 2008. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)

Includes (i) 65,000 shares of common stock issuable upon the exercise of options, (ii) 3,518,900 shares of common stock held directly by Qin Yang and (iii) 1,667 shares of common stock issuable upon the exercise of options held by Qin Yang. Tai-ming Ou and Qin Yang are husband and wife.

(3)

Includes (i) 1,667 shares of common stock issuable upon the exercise of options, (ii) 3,916,438 shares of common stock held directly by Tai-ming Ou and (iii) 65,000 shares of common stock issuable upon the exercise of options held by Tai-ming Ou. Tai-ming Ou and Qin Yang are husband and wife.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

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

In connection with our January 9, 2008 private placement, Tai-ming Ou, our Chief Executive Officer and Chairman, agreed to place 1,042,012 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009 these 1,042,012 shares of common stock held by Mr. Ou were disbursed, pro rata, among the private placement investors.

In connection with our January 9, 2008 private placement, Yun He, our Vice President of Sales, agreed to place 235,293 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009 these 235,293 shares of common stock held by Mr. He were disbursed, pro rata, among the private placement investors.

In connection with our January 9, 2008 private placement, Ri-wen Xue, our Chief Operating Officer and Director, agreed to place 201,680 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009 these 201,680 shares of common stock held by Mr. Xue were disbursed, pro rata, among the private placement investors.

In connection with our January 9, 2008 private placement, Gary Zhao, our former Chief Financial Officer and a former Director, agreed to place 21,015 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009 these 21,015 shares of common stock held by Mr. Zhao were disbursed, pro rata, among the private placement investors.

Fujian Zhongde Technology Co., Ltd., our wholly owned subsidiary, purchases certain raw materials from Fujian Zhongde Waste Oil Co. Ltd. Yang Fan, a shareholder of Fujian Zhongde Waste Oil Co. Ltd., is the niece of Yang Qin, our director and an 11% shareholder. In the years ended December 31, 2008 and 2007, such purchases from Fujian Zhongde Waste Oil Co. Ltd. totaled $869,553 and $5,668,371, respectively. As of December 31, 2008 and 2007, there were no outstanding payables due to Fujian Zhongde Waste Oil Co. Ltd.

Director Independence

We do not currently have any independent directors.

Item 14.

Principal Accountant Fees and Services.

We appointed Moore Stephens Wurth Frazer and Torbet, LLP on April 9, 2008 to serve as our principal accountant and audit our consolidated financial statements for the year ended December 31, 2008. Fees billed for professional services provided to our Company by this firm for the fiscal year ended December 31, 2008 were:

2008
Audit Fees	$160,000
Audit-Related Fees	$0
Tax Fees	$0
All Other Fees	$0

Michael T. Studer CPA P.C. served as our principal accountant from October 30, 2006 through April 9, 2008 and audited our consolidated financial statements for the year ended December 31, 2007. Fees billed for professional services provided to our Company by this firm for the fiscal years ended December 31, 2007 and 2008 were:

	2008	2007
Audit Fees	$0	$102,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Item 15.

Exhibits and Financial Statement Schedules.

The following documents are filed as part of this report:

Exhibits

Exhibit Number	Description
3.1

Composite Certificate of Incorporation of China Clean Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on February 1, 2008)

3.2

Bylaws of China Clean Energy Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.1

Amended and Restated Consulting Agreement, dated January 18, 2007, between Fujian Zhongde Technology Co., Ltd. and Allstar Capital Inc. (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.2

Engagement Letter, dated September 19, 2006, between China Clean Energy Resources, Ltd. and Westminster Securities Corporation (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.3

Credit Facility, dated February 1, 2005, between DBS Bank Ltd. and Fujian Zhongde Technology Co., Ltd. (incorporated by reference to Exhibit 10.8 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.4

Land Investment Agreement, dated December 25, 2006, between Fujian Zhongde Technology Co., Ltd and Fuzhou City Jiangyin Industry District Management Committee (incorporated by reference to Exhibit 10.11 to our Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.5

Supplier Agreement, dated March 5, 2007 between China Clean Energy Inc. and Fujian Quanzhou Zhong Yuan Long Chemistry Industry Co., Ltd. (incorporated by reference to Exhibit 10.13 of Amendment Number 2 to the Registration Statement on form SB-2/A of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007)

10.6

Supplier Agreement, dated March. 06, 2007 between China Clean Energy, Inc. and Meiweike (Shaxian) Linchan Chemistry Co., Ltd. (incorporated by reference to Exhibit 10.14 of to Amendment Number 2 to the Registration Statement on form SB-2/A of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007)

10.7

Supplier Agreement, dated March. 05, 2007 between China Clean Energy, Inc. and Xinjiang Guansheng Technology Chemistry Co., Ltd. (incorporated by reference to Exhibit 10.15 of to Amendment Number 2 to the Registration Statement on form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007)

10.8

Form of Securities Purchase Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.9

Form of Registration Rights Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.10

Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.11

Form of Lock-up Letter Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.12

2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.13

Form of 2008 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.14

Form of 2008 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.15

Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Tai-ming Ou (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.16

Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Ri-wen Xue (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.17

Employment Agreement, dated as of January 9, 2008, by and between China Clean Energy Inc. and Yun He (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-KSB of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 11, 2008)

21.1

List of Subsidiaries (incorporated by reference to Exhibit 21.1 to the Registration Statement on Form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on February 1, 2008)

31.1	Section 302 Certification of Principal Executive Officer

31.2	Section 302 Certification of Principal Financial Officer

32.1	Section 906 Certification of Principal Executive Officer

32.2	Section 906 Certification of Principal Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 27, 2009

CHINA CLEAN ENERGY INC.

/s/ Tai-ming Ou
Tai-ming Ou
President and Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on March 27, 2009 in the capacities indicated.

Name	Title

/s/ Tai-ming Ou	President and Chief Executive Officer and Chairman
Tai-ming Ou	of the Board of Directors (Principal Executive Officer)

/s/ Shannon Yan	Interim Chief Financial Officer (Principal Financial
Shannon Yan	Officer and Principal Accounting Officer)

/s/ Yun He	Vice President of Sales and Distribution
Yun He

/s/ Ri-wen Xue	Chief Operating Officer and Director
Ri-wen Xue

/s/ Qin Yang	Director
Qin Yang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of China Clean Energy Inc.

We have audited the accompanying consolidated balance sheet of China Clean Energy Inc. and subsidiaries as of December 31, 2008 and the related statements of income, stockholders’ equity and comprehensive income, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of China Clean Energy Inc. and subsidiaries as of December 31, 2007 in the accompanying consolidated financial statements were audited by other auditors whose report dated March 7, 2008 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Clean Energy Inc. and subsidiaries as of December 31, 2008 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Moore Stephens Wurth Frazer and Torbet, LLP

Walnut, California

March 26, 2009

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2008 AND 2007

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,913,711	$1,133,555
Accounts receivable, net of allowance for doubtful accounts of $136,389 and $407,593 as of December 31, 2008 and December 31, 2007, respectively	1,092,768	2,795,363
Inventories	815,210	1,361,478
Advances for inventory and other current assets	310,773	179,815
Total current assets	5,132,462	5,470,211

PLANT AND EQUIPMENT, NET	19,167,624	5,820,045
INTANGIBLE ASSETS, NET	5,072,626	4,879,635
ADVANCES ON EQUIPMENT PURCHASES	3,649,192	872,974
TOTAL ASSETS	$33,021,904	$17,042,865

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$350,618	$150,557
Customer deposits	31,422	181,825
Accrued liabilities	349,435	115,249
Taxes payable	156,965	334,049
Short-term bank loans	––	1,028,228
Long-term bank loans – current portion	236,308	202,792
Total current liabilities	1,124,748	2,012,700

LONG-TERM BANK LOANS	21,553	241,097

COMMITMENTS AND CONTINGENCIES	––	––

Total liabilities	1,146,301	2,253,797

SHAREHOLDERS’ EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding as of December 31, 2008 and 2007	––	––
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 and 21,512,269 shares issued and outstanding as of
December 31, 2008 and 2007, respectively	3,151	2,151
Additional paid-in capital	21,584,006	7,053,834
Statutory reserves	1,457,432	1,195,744
Retained earnings	5,661,025	5,325,897
Accumulated other comprehensive income	3,169,989	1,211,442
Total shareholders’ equity	31,875,603	14,789,068

Total liabilities and shareholders’ equity	$33,021,904	$17,042,865

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	Years Ended December 31,
	2008	2007
REVENUES	$18,169,835	$21,756,010
Less: Cost of goods sold	14,310,907	15,882,799
GROSS PROFIT	3,858,928	5,873,211

OPERATING EXPENSE
Selling and marketing	249,583	695,007
General and administrative	2,328,472	1,556,599
Research and development	154,499	156,839
Total operating expense	2,732,554	2,408,445

INCOME FROM OPERATIONS	1,126,374	3,464,766

OTHER INCOME (EXPENSE)
Interest income (expense), net	24,707	(104,872)
Other incomes (expenses)	(184,625)	––
Total other income (expense)	(159,918)	(104,872)

INCOME BEFORE INCOME TAXES	966,456	3,359,894

PROVISION FOR INCOME TAXES	369,640	––

NET INCOME	596,816	3,359,894

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	1,958,547	796,353

COMPREHENSIVE INCOME	$2,555,363	$4,156,247

BASIC AND DILUTED EARNINGS PER SHARE
Weighted average number of shares	31,293,091	21,512,269
Earnings per share	$0.0191	$0.1562

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

			Additional	Retained Earnings		Accumulated Other
	Common Stock		Paid-in	Statutory	Unrestricted	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance, December 31, 2006	21,512,269	$2,151	$7,053,834	$785,536	$2,376,211	$415,089	$10,632,821

Net income					3,359,894		3,359,894
Adjustment to statutory reserve				410,208	(410,208)
Foreign currency translation adjustment						796,353	796,353

Balance at December 31, 2007	21,512,269	2,151	7,053,834	1,195,744	5,325,897	1,211,442	14,789,068

Common stock and warrants for cash	10,000,000	1,000	13,626,403				13,627,403
Stock based compensation			903,769				903,769
Net income					596,816		596,816
Adjustment to statutory reserve				261,688	(261,688)		––
Foreign currency translation adjustment						1,958,547	1,958,547

Balance at December 31, 2008	31,512,269	$3,151	$21,584,006	$1,457,432	$5,661,025	$3,169,989	$31,875,603

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$596,816	$3,359,894
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	707,177	542,875
Change in allowance for uncollectible accounts	(294,534)	174,767
Amortization of intangible assets	225,731	178,635
Stock-based compensation	903,769	––
Writedown on inventory	93,838	––
Loss on disposal of assets	177,905	––
Impairment on fixed assets	74,817	––
Changes in operating assets and liabilities
Accounts receivable	2,159,868	(729,952)
Inventories	536,611	(340,505)
Advances for inventory and other current assets	(116,310)	(135,505)
Accounts payable	186,224	(211,552)
Customer deposit	(160,299)	174,628
Other payables and accrued liabilities	222,185	69,353
Taxes payables	(196,992)	225,283
Net cash provided by operating activities	5,116,806	3,307,921

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	(11,653,579)	(1,162,047)
Purchase of equipment	(2,182,310)	(614,343)
Proceeds from sale of equipment	160,871	––
Deposit on purchase of land use rights	––	(2,467,388)
Advances for equipment purchases	(2,667,896)	(838,422)
Net cash used in investing activities	(16,342,914)	(5,082,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	13,627,403	––
Payment on short-term bank loans	(1,081,102)	(329,177)
Proceeds from long-term bank loans	––	426,319
Payment on long-term bank loans	(213,336)	––
Net cash provided by financing activities	12,332,965	97,142

EFFECT OF EXCHANGE RATE ON CASH	673,299	568,980

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,780,156	(1,108,157)
CASH AND CASH EQUIVALENTS, beginning	1,133,555	2,241,712
CASH AND CASH EQUIVALENTS, ending	$2,913,711	$1,133,555

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest expense	$50,672	$114,227
Income taxes	$298,024	$––

See report of independent registered public accounting firm.

The accompanying notes are an integral part of these statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For The Years Ended December 31, 2008 and 2007

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE” or the “Company”) was incorporated in the State of Delaware on November 12, 2004. The Company originally through its direct and indirect wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”), Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC”) and abroad.

On November 5, 2007, CCER established a new wholly-owned subsidiary, Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), in Jiangyin Industrial Zone, Fuqing City, Fujian Province, PRC. Zhongde Energy plans to build a biodiesel and specialty chemicals refinery in the Jiangyin Industrial Park and produce and sell biodiesel and specialty chemicals products. The construction of its production plant is currently in progress.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of China Clean Energy Inc. reflect the activities of CCE and its 100% owned subsidiaries CCER, Fujian Zhongde and Zhongde Energy (collectively the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

On January 1, 2008, the Company adopted SFAS 157, “Fair Value Measurements,” which defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available. The three levels are defined as follow:

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

As of December 31, 2008 and 2007, the short term and long term bank loans amounted to $236,308 and $21,553, and $1,231,020 and $241,097, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.

The Company did not identify any assets or liabilities that are required to be presented on the balance sheet at fair value in accordance with SFAS 157.

Foreign Currency Translation

The functional currency of CCE and CCER is the United States dollar. The functional currency of Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14670 and $0.13710 at December 31, 2008 and 2007, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14415 and $0.13710 for the years ended December 31, 2008 and 2007, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

As of December 31, 2008 and 2007, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,169,989 and $1,211,442, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

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

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory writedown and additional cost of goods sold when the carrying value exceeds net realizable value.

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

Estimated Useful Life
Buildings	10-20 years
Vehicle	5 years
Office equipment	5 years
Production equipment	10 years

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

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

Intangible assets consist of land use right and patents. All land in the People’s Republic of China is owned by government, however, the government grants “land use rights”. China Clean Energy, through its 100% owned subsidiaries, owns three land use rights with usable life ranging from 42 to 50 years which will expire ranging from 2048 to 2058. The Company amortizes the cost of land use right over their usable life.

Patents, which have legal life of 10 years in PRC, are being amortized over 10 years as management believes that ten years is the estimated useful life of the ptaents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of December 31, 2008 and 2007, the Company recorded an impairment loss totaling $74,817 and $0, respectively.

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectibility is deemed probable. Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $189,703 and $645,171 for the years ended December 31, 2008 and 2007, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, and facilities and overhead costs. Under the guidance of paragraphs 8 to 11 of SFAS 2 “Accounting for Research and Development Costs”, the Company expenses the costs associated with the research and development activities when incurred.

The research and development expenses are included in general and administrative expenses and totaled $154,499 and $156,839 for the years ended December 31, 2008 and 2007, respectively.

Stock-based Compensation

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS 123R, “Accounting for Stock-Based Compensation,” and the conclusions reached by EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees

for Acquiring or in Conjunction with Selling Goods or Services.” Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Because there is no material difference between income reported under Generally Accepted Accounting Principles in the United States and income reported under Chinese tax regulation, there are no deferred tax amounts at December 31, 2008 and 2007.

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

Reclassifications

Retained Earnings in the amount of $410,208 had been reclassified to Statutory Reserves as of December 31 to conform to the 2008 financial statement presentation. These reclassifications had no effect on net income or cash flows as previously reported.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133”, which changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that adopting SFAS 161 will have on its financial statements.

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

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard 133 “Accounting for Derivatives and Hedging Activities” (“SFAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will have a material impact on the financial statements because among other things, any option or warrant previously issued and all new issuances denominated is US dollars will be required to be carried as a liability and marked to market each reporting period.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on our financial position or results for the year ended December 31, 2008.

In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. FSP FAS 140-4 and FIN 46(R)-8, will not have a material impact on our consolidated financial statements because we do not have any variable interest entities.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

NOTE 3 – ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	December 31, 2008	December 31, 2007
Accounts receivable	$1,229,157	$3,202,956
Less: allowance for doubtful accounts	(136,389)	(407,593)
Accounts receivable, net	$1,092,768	$2,795,363

The following table consists of allowance for doubtful accounts at December 31, 2008 and December 31, 2007.

	December 31, 2008	December 31, 2007
Beginning allowance for doubtful accounts	$407,593	228,604
Additions to bad debt expense	––	163,119
Recovery of amount previously reserved	(294,543)	––
Effect of foreign currency translation gain	23,339	15,870
Ending allowance for doubtful accounts	$136,389	407,593

NOTE 4 – INVENTORIES

Inventories consist of the following:

	December 31, 2008	December 31, 2007
Raw materials	$353,438	$564,993
Work in process and packaging material	70,360	11,728
Finished goods on shipment	38,856	––
Finished goods	352,556	784,757
Total	$815,210	$1,361,478

As of December 31, 2008,and 2007,management determined the carrying amount of raw materials exceeded prices currently available; therefore, $92,113 and $0 was written down and the amount had been included in cost of goods sold for 2008 and 2007 respectively.

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	December 31, 2008	December 31, 2007
Buildings	$2,456,981	$2,227,928
Equipment and machinery	6,620,068	5,309,511
Office equipment and vehicles	51,380	55,998
Construction in progress	13,079,606	1,209,953
Total	22,208,035	8,803,390
Less accumulated depreciation	(3,040,411)	(2,983,345)
Plant and equipment, net	$19,167,624	$5,820,045
Advances on equipment purchases	$3,649,192	$872,974

Construction in progress represents material, labor costs, and capitalized interest incurred to construct the Zhongde Energy Co., Ltd in Jiangyin, Fujian. Management expects construction will be completed by the 2nd quarter of 2009. No depreciation is provided for construction in progress until such time until construction is complete and assets are placed into service. As of December 31, 2008, the construction in progress totaled $13.1 million.

Depreciation expense for years ended December 31, 2008 and 2007 was $707,177 and $542,875, respectively. During the years ended December 31, 2008 and 2007, interest expense of $50,672 and $114,227 was capitalized into construction in progress, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	December 31, 2008	December 31, 2007
Land use rights	$4,950,538	$4,550,853
Patents and licenses	1,349,640	1,261,292
Total	6,300,178	5,812,145
Less accumulated amortization	(1,227,552)	(932,510)
Total intangible assets, net	$5,072,626	$4,879,635

Amortization expense for the years ended December 31, 2008 and 2007 amounted to $225,731 and $178,635, respectively. The estimated aggregate amortization expense for each of the five succeeding fiscal years are as the following:

Years	Estimated Amortization Expense
2009	216,380
2010	197,161
2011	194,278
2012	194,278
2013	194,278

NOTE 7 – BANK INDEBTEDNESS

Bank indebtedness consists of:

	December 31, 2008	December 31, 2007
Due bank under revolving credit agreement, interest at 115% of PRC prime rate, secured by certain buildings and land use rights owned by Fujian Zhongde, repaid January 2008.	$––	$1,028,219
Due bank, interest at 115% of PRC prime rate, due in monthly installments of principal and interest of $18,170 through January 2010, secured by certain buildings and land use rights	257,861	443,898
Total	257,861	1,472,117
Less current portion	(236,308)	(1,231,020)
Noncurrent portion of bank indebtedness	$21,553	$241,097

Total interest expense on the bank loans for the years ended December 31, 2008 and 2007 amounted to $50,672, which was fully capitalized into construction in progress, and $114,227, respectively.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits. The total provisions and contributions made for such employee benefits was $16,681 and $14,263 for the years ended December 31, 2008 and 2007, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of December 31, 2008 and 2007, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

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

As of January 1, 2009, the Company did not successfully commence production of biodiesel at the Jiangyin location, and the 1,500,000 shares of Company’s common stock held in escrow account that was previously owned by those four shareholders and officers had been transferred to investors. The transfer of the 1,500,000 shares of Company’s common stock will not affect the Company’s financial results.

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

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the year ended December 31, 2008, $903,769 was amortized and recorded as compensation expense.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2006	––	$––	$––
Granted	––	––	––
Forfeited	––	––	––
Exercised	––	––	––
Outstanding as of December 31, 2007	––	$––	$––
Granted	1,680,000	2.75	3,043,429
Forfeited	(1,070,000)	2.75	(1,902,143)
Exercised	––	––	––
Outstanding as of December 31, 2008	610,000	$2.75	$1,141,286

Following is a summary of the status of options outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	305,000	9.00	$2.50	264,444	9.00
$3.00	305,000	9.00	$3.00	264,444	9.00
Total	610,000			528.888

Following is a summary of warrant activity:

Outstanding as of December 31, 2006	––
Granted	––
Forfeited	––
Exercised	––
Outstanding as of December 31, 2007	––
Granted	6,200,000
Forfeited	––
Exercised	––
Outstanding as of December 31, 2008	6,200,000

Following is a summary of the status of warrants outstanding at December 31, 2008:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.00	6,200,000	4.00	$2.00	6,200,000	4.00

NOTE 11 - EARNINGS PER SHARE

For the year ended December 31, 2008, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants anti-dilutive. There were no options or warrants outstanding as of December 31, 2007. The basic and diluted earnings per share for the year ended December 31, 2008 and 2007 were $0.02 and $0.16, respectively.

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

As of December 31, 2008 and 2007, the Company allocated $1,457,432 and $1,195,744, respectively, to the statutory reserves. The additional amount that still needs to be allocated to statutory reserves to meet the 50% of registered capital as of December 31, 2008 is approximately $6,348,811.

NOTE 13 – TAXES

Income Taxes

Income taxes expenses (credit) consist of:

	Year ended December 31,
	2008	2007
Current:
PRC	$369,640	$––
United States	––	––
Total current	369,640	––
Deferred	––	––
Total	$369,640	$––

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%. For companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
U.S. Statutory rates	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	33
Tax exemption	(13)	(33)
Total provision for income taxes	12%	––%

The estimated tax savings for the years ended December 31, 2008 and 2007 amounted to $376,984 and $1,175,963. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $0.02 to $0.01 in 2008 and $0.16 to $0.10 in 2007.

As of December 31, 2008 CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable. China Clean Energy Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes.for the periods ended December 31, 2008. The net operating loss carry forwards for United States income taxes, which may be available to reduce future years’ taxable income, amounted to $2,467,591 and $744,850 for the years ended December 31, 2008 and 2007, respectively. These carry forwards will expire, if not utilized, through 2024 and 2028. Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes. Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2008 was $902,246 and the valuation allowance was increased by $602,959 for the year ended December 31, 2008. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $2,063,352 and $1,837,530 for the year ended December 31, 2008 and $2,601,059 and $1,001,619 for the year ended December 31, 2007, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of December 31, 2008 and 2007, the VAT payable amounted to $72,729 and $320,397, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director of China Clean Energy Inc. and a major shareholder of the company. In the year ended December 31, 2008 and 2007, such purchases totaled $869,553 and $5,668,371, respectively. As of December 31, 2008 and 2007, there were no outstanding payables due to these companies.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the synthesis and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad. Substantially all of the Company’s identifiable assets at December 31, 2008 were located in the PRC.

Net sales for the years ended December 31, 2008 and 2007 consist of:

	2008		2007
	Sales	GP%	Sales	GP%
Domestic Sale	$12,137,363	22%	$4,403,686	29%
International Sale	6,032,472	22%	17,352,323	26%
Total Sales	$18,169,835	22%	$21,756,010	27%

NOTE 16 – CONCENTRATIONS AND RISKS

The Company’s demand deposits are in accounts maintained with state owned banks within the People’s Republic of China. Total cash deposited with these banks at December 31, 2008 and 2007 amounted to $2,902,707 and $1,133,555, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the year ended December 31, 2008, no customer (for specialty chemical products) accounted for over 10% of net sales. In 2007, two customers (for biodiesel products) accounted for 14.56% and 11.97%, respectively, of net sales. The accounts receivable due from these customers amounted to $0 and $1,000,922, respectively, as of December 31, 2008 and 2007.

For the year ended December 31, 2008, no supplier for feedstock and raw materials accounted for over 10% of the total raw material purchase. In 2007, two suppliers for feedstock and raw materials accounted for 38.06% and 14.99%, respectively, of the total raw material purchase. The accounts payable due to these suppliers amounted to $0 and $19,959, respectively, as of December 31, 2008 and 2007.

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