Form 10-Q
period 2009-03-31
CHINA CLEAN ENERGY INC
filed 2009-05-11
CIK 1331444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

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

20 Sterling Circle

Suite 204

Wheaton, Illinois 60187

(Address of Principal Executive Office) (Zip Code)

(224) 402-3270

(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

As of May 11, 2009, 31,512,269 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

CHINA CLEAN ENERGY INC.

i

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$2,458,843	$2,913,711
Accounts receivable, net of allowance for doubtful accounts of $165,354 and
$136,389 as of March 31, 2009 and December 31, 2008, respectively	1,265,617	1,092,768
Inventories, net	833,442	815,210
Advances for inventory and other current assets	207,477	310,773
Total current assets	4,765,379	5,132,462

PLANT AND EQUIPMENT, NET	20,112,793	19,167,624
INTANGIBLE ASSETS, NET	5,007,252	5,072,626
ADVANCES ON EQUIPMENT PURCHASES	3,251,263	3,649,192
TOTAL ASSETS	$33,136,687	$33,021,904

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$957,445	$350,618
Customer deposits	61,180	31,422
Accrued liabilities	219,606	349,435
Taxes payable	144,517	156,965
Long-term bank loans - current portion	––	236,308
Total current liabilities	1,382,748	1,124,748

WARRANT LIABILITIES	269,317	––
LONG-TERM BANK LOANS - NET OF CURRENT PORTION	––	21,553

COMMITMENTS AND CONTINGENCIES

Total liabilities	1,652,065	1,146,301

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding as of March 31, 2009 and
December 31, 2008, respectively	––	––
Common stock, par value $0.001 per share, authorized 90,000,000 shares,
31,512,269 and 31,512,269 shares issued and outstanding as of
March 31, 2009 and December 31, 2008, respectively	3,151	3,151
Additional paid-in capital	12,137,396	21,584,006
Statutory reserves	1,465,519	1,457,432
Retained earnings	14,753,777	5,661,025
Accumulated other comprehensive income	3,124,779	3,169,989
Total shareholders' equity	31,484,622	31,875,603

Total liabilities and shareholders' equity	$33,136,687	$33,021,904

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

REVENUES	$2,806,262	$4,473,009
Less: cost of goods sold	2,449,930	3,429,773
GROSS PROFIT	356,332	1,043,236

OPERATING EXPENSE
Selling and marketing	48,056	87,881
General and administrative	441,390	603,887
Research and development	25,924	39,782
Total operating expense	515,370	731,550

INCOME (LOSS) FROM OPERATIONS	(159,038)	311,686

OTHER INCOME (EXPENSE)
Interest income (expense), net	953	(25,667)
Other income (expense)	(1,101)	(25,653)
Change in fair value of warrants	26,064	-
Total other income (expense)	25,916	(51,320)

INCOME (LOSS) BEFORE INCOME TAXES	(133,122)	260,366

PROVISION FOR INCOME TAXES	10,362	96,583

NET INCOME (LOSS)	(143,484)	163,783

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(45,210)	1,163,218

COMPREHENSIVE INCOME (LOSS)	$(188,694)	$1,327,001

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of shares	31,512,269	30,523,258
Earnings (loss) per share	$(0.005)	$0.005

See accompanying notes to consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Common Stock		Additional	Retained Earnings		Accumulated Other
			Paid-in	Statutory	Unrestricted	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance at December 31, 2007	21,512,269	2,151	7,053,834	1,195,744	5,325,897	1,211,442	14,789,068

Common stocks and warrants issued cash	10,000,000	1,000	13,626,403				13,627,403
Stock-based compensation			253,618				253,618
Net income					163,783		163,783
Adjustment to statutory reserve				70,827	(70,827)
Foreign currency translation adjustment						1,163,218	1,163,218

Balance at March 31, 2008	31,512,269	$3,151	$20,933,855	$1,266,571	$5,418,853	$2,374,660	$29,997,090

Stock-based compensation			650,151				650,151
Net (loss)					433,033		433,033
Adjustment to statutory reserve				190,861	(190,861)		-
Foreign currency translation adjustment						795,329	795,329

Balance at December 31, 2008, as previously reported	31,512,269	3,151	21,584,006	1,457,432	5,661,025	3,169,989	31,875,603

Cumulative effect of reclassification of warrants			(9,539,704)		9,244,323		(295,381)

Balance, January 1, 2009, as adjusted	31,512,269	3,151	12,044,302	1,457,432	14,905,348	3,169,989	31,580,222

Stock-based compensation			93,094				93,094
Net (loss)					(143,484)		(143,484)
Adjustment to statutory reserve				8,087	(8,087)		-
Foreign currency translation adjustment						(45,210)	(45,210)

Balance at March 31, 2009 (Unaudited)	31,512,269	$3,151	$12,137,396	$1,465,519	$14,753,777	$3,124,779	$31,484,622

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(143,484)	$163,783
Adjusted to reconcile net income (loss) to cash provided
by operating activities:
Depreciation	177,236	126,371
Bad debt expense	29,153	––
Amortization of intangible assets	58,463	59,407
Stock-based compensation expense	93,094	253,618
Writedown of inventory	25,464	––
Loss on disposal of assets	––	490
Change in fair value of warrants	(26,064)	––
Changes in operating assets and liabilities
Accounts receivable	(203,504)	1,028,595
Inventories	(19,346)	440,923
Other receivables and prepaid expenses	––	32,330
Advances for inventory and other current assets	102,880	(23,660)
Accounts payable	607,346	(42,189)
Customer deposits	29,803	(43,216)
Accrued liabilities	(129,361)	66,010
Taxes payables	(12,235)	(144,130)
Net cash provided by operating activities	589,445	1,918,332

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	(558,889)	(3,711,599)
Purchase of equipment	(2,102)	(127,150)
Proceeds from sale of equipment	––	1,747
Advances for equipment purchase	(194,631)	(5,850,585)
Net cash used in investing activities	(755,622)	(9,687,587)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	––	13,627,403
Payment on short-term bank loans	(236,002)	(1,048,275)
Payment on long-term bank loans	(21,525)	(49,977)
Net cash used in financing activities	(257,527)	12,529,151

EFFECT OF EXCHANGE RATE ON CASH	(31,164)	305,571

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(454,868)	5,065,467
CASH AND CASH EQUIVALENTS, beginning	2,913,711	1,133,555
CASH AND CASH EQUIVALENTS, ending	$2,458,843	$6,199,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expenses paid	$2,652	$27,755
Income taxes paid	$––	$86,113
Reclassification of advances of equipment purchase to construction in progress	$587,612	––

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE” or the “Company”) was incorporated in the State of Delaware on November 12, 2004. The Company originally through its direct and indirect wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”), Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC” or “China”) and abroad.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements of China Clean Energy Inc. reflect the activities of CCE and its 100% owned-subsidiaries CCER, Fujian Zhongde and Zhongde Energy (collectively the “Company”). All inter-company balances and transactions have been eliminated in consolidation.

While management has included all normal recurring adjustments considered necessary to give a fair presentation of the operating results for the periods presented, interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the 2008 annual report filed on Form 10-K.

Basis of Presentation

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of its warrant liabilities, share-based compensation granted to its employees and estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards (“SFAS”) 107, Disclosures About Fair Value of Financial Instruments, defines financial instruments and requires fair value disclosures of those financial instruments.   SFAS 157, “Fair Value Measurements,” adopted January 1, 2008, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Receivables, payables and warrant liabilities qualified as financial instruments.  Management believes the carrying amounts of its receivables and payables are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization.  The three levels are defined as follow:

•

Level 1 -- inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 -- inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•

Level 3 -- inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2009 and December 31, 2008, the short-term and long-term bank loans amounted to $0 and $0, and $236,308 and $21,553, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Carrying Value as of March 31, 2009	Fair Value Measurements at March 31, 2009
		Level 1	Level 2	Level 3
Warrant liability	$ 269,317			$269,317

A discussion of the valuation techniques used to measure fair value for the liability listed above and activity for this liability for the three months ended March 31, 2009 is provided elsewhere in this footnote. Other than the warrant liability, the Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

Foreign Currency Translation

The functional currency of the company is that of the local currency of Fujian Zhongde and Zhongde Energy, the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States Dollar, the local currency of CCE and CCER.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14650 and $0.14670 at March 31, 2009 and December 31, 2008, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14651 and $0.13977 for the three months ended March 31, 2009 and 2008, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. Gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

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

Inventories

Inventories are stated at the lower of cost or market using weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds net realizable value

Plant and Equipment

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

Construction in progress represents the costs incurred in connection with the construction of buildings or new additions to the Company’s plant facilities. No depreciation is provided for construction in progress until such time as the assets are completed and placed into service. Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipments are capitalized. Interest incurred during construction is capitalized into construction in progress. All other interest is expensed as incurred.

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

Intangible assets consist of land use right and patents. All land in China is owned by government; however, the government grants “land use rights”. The Company, through its 100% owned subsidiaries, owns three land use rights with contracted rights ranging from 42 to 50 years which will expire ranging from 2048 to 2058. The Company amortizes the cost of land use right over contract period.

Patents, which have legal life of 10 years in the PRC, are amortized over 10 years as management believes that ten years is the estimated useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of March 31, 2009 and December 31, 2008, the Company recorded an impairment loss totaling $0 and $74,817, respectively.

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

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $24,074and $73,909 for the three months ended March 31, 2009 and 2008, respectively.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Because there is no difference between income reported under General Accepted Accounting Principle in the United States and income reported under Chinese tax regulation, there are no deferred tax amounts at March 31, 2009 and December 31, 2008.

The Company adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 6,200,000 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because theses warrants are denominated is US dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed”. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants, which have the “dual-indexed”feature, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value declined to $269,317 as of March 31, 2009. As such, the Company recognized a $26,064 gain from the change in fair value for the three months ended March 31, 2009.

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31,	January 1,
	2009	2009
	(Unaudited)	(Unaudited)
Annual dividend yield	—	—
Expected life (years)	3.75	4.00
Risk-free interest rate	1.67%	1.55%
Expected volatility	105%	99%

Expected volatility is based primarily on historical volatility. The Company does not have historical data that commensurate with the expected term. Historical volatility was computed using daily pricing observations for the recent two years.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

Recently Issued Accounting Pronouncements

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the consolidated financial statements because all of the investments in debt securities are classified as trading securities.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4). FSP FAS 157-4 amends SFAS 157 and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This FSP shall be applied prospectively with retrospective application not permitted. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2). Additionally, if an entity elects to early adopt either FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and APB 28-1) or FSP FAS 115-2 and FAS 124-2, it must also elect to early adopt this FSP. The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP. We are currently evaluating this new FSP but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1. This FSP amends SFAS 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to this FSP, fair values for these assets and liabilities were only disclosed annually. This FSP applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. This FSP shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company is currently evaluating the disclosure requirements of this new FSP.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Accounts receivable	$1,430,971	$1,229,157
Less: allowance for doubtful accounts	165,354	136,389
Accounts receivable, net	$1,265,617	$1,092,768

The following table consists of allowance for doubtful accounts at:

	March 31, 2009	December 31, 2008
	(Unaudited)
Beginning allowance for doubtful accounts	$136,389	407,593
Additions to bad debt expense	29,153	––
Recovery of amount previously reserved	––	(294,543)
Effect of foreign currency translation gain	(188)	23,339
Ending allowance for doubtful accounts	$165,354	136,389

NOTE 4 – INVENTORIES

Inventories consist of the following:

	March 31, 2009	December 31, 2008
	(Unaudited)
Raw materials	$391,745	$353,438
Work in process and packaging materials	3,310	70,360
Finished goods on shipment	––	38,856
Finished goods	438,387	352,556
Total	$833,442	$815,210

As of March 31, 2009 and 2008, management determined to write down the obsolete and slow-moving inventories; therefore, approximately $25,464 and $0 was written down and the amount had been included in the cost of inventory for 2009 and 2008 respectively.

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)
Buildings	$2,453,632	$2,456,981
Equipment and machinery	6,612,558	6,620,068
Office equipment and vehicles	51,898	51,380
Construction in progress	14,208,195	13,079,606
Total	23,326,283	22,208,035
Less accumulated depreciation	(3,213,490)	(3,040,411)
Plant and equipment, net	$20,112,793	$19,167,624
Advances on equipment purchases	$3,251,263	$3,649,192

Construction in progress represents material, labor costs, and capitalized interest incurred to construct the Zhongde Energy Co., Ltd in Jiangyin, Fujian. Management expects construction will be completed by the 3rd quarter of 2009 due to weather conditions. No depreciation is provided for construction in progress until such time until construction is complete and assets are placed into service.

Depreciation expense for the three months ended March 31, 2009 and 2008 was $177,236 and $126,371, respectively. During the three months ended March 31, 2009 and 2008, interest of $2,652 and $0 was capitalized into construction in progress, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31, 2009	December 31, 2008
	(Unaudited)
Land use rights	$4,943,790	$4,950,538
Patents and licenses	1,347,800	1,349,640
Total	6,291,590	6,300,178
Less accumulated amortization	(1,284,338)	(1,227,552)
Total intangible assets, net	$5,007,252	$5,072,626

Amortization expense for the three months ended March 31, 2009 and 2008 amounted to $58,463 and $59,407, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as the following:

Years	Estimated Amortization Expense
2010	193,607
2011	189,212
2012	189,212
2013	189,212
2014	189,212

NOTE 7 – BANK INDEBTEDNESS

Bank indebtedness consists of:

	March 31, 2009	December 31, 2008
	(Unaudited)
Due bank, interest at 115% of PRC prime rate, due in monthly installments of principal and interest of $18,170 through January 2010, secured by certain buildings and land use rights	––	257,861
Total	––	257,861
Less current portion	––	(236,308)
Noncurrent portion of bank indebtedness	$––	$21,553

Total interest on the bank loans for the three months ended March 31, 2009 and 2008 amounted to $2,652 and $27,755, respectively, of which interest expenses incurred in 2009 was fully capitalized into construction in progress, and the interest expenses of $27,755 incurred in 2008 was also capitalized into construction in progress in the 2nd quarter of 2008.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits was $5,566 and $8,490 for the three months ended March 31, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of March 31, 2009 and December 31, 2008, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

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

As of January 1, 2009, the Company did not successfully commence production of biodiesel at the Jiangyin location, and the 1,500,000 shares of Company’s common stock held in escrow account that was previously owned by those four shareholders and officers had been transferred to investors. The transfer of the 1,500,000 shares of Company’s common stock had not affect the Company’s financial results.

On January 11, 2008, CCER made a capital contribution of $10,000,000 to Zhongde Energy to fulfill the registered capital investment requirements stipulated by the Fuqing City Foreign Trading and Economy Cooperation Bureau.

NOTE 10 – OPTIONS AND WARRANTS

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes Option-Pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the three months ended March 31, 2009 and 2008, approximately $93,000 and $254,000 was amortized and recorded as compensation expense.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	––	$––	$––
Granted	1,680,000	2.75	3,043,429
Forfeited	(1,070,000)	2.75	(1,902,143)
Exercised	––	––	––
Outstanding as of December 31, 2008	610,000	$2.75	$1,141,286
Granted	––	––	––
Forfeited	––	––	––
Exercised	––	––	––
Outstanding as of March 31, 2009	610,000	$2.75	$1,141,286

Following is a summary of the status of options outstanding at March 31, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	305,000	8.75	$2.50	264,444	8.75
$3.00	305,000	8.75	$3.00	264,444	8.75
Total	610,000			528.888

Following is a summary of warrant activity:

Outstanding as of December 31, 2007	––
Granted	6,200,000
Forfeited	––
Exercised	––
Outstanding as of December 31, 2008	6,200,000
Granted	––
Forfeited	––
Exercised	––
Outstanding as of March 31, 2009	6,200,000

Following is a summary of the status of warrants outstanding at March 31, 2009:

Outstanding Warrants			Exercisable Warrants
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.00	6,200,000	3.75	$2.00	6,200,000	3.75

NOTE 11 – EARNINGS (LOSS) PER SHARE

For the three months ended March 31, 2009, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants anti-dilutive. The basic and diluted earnings (loss) per share for the three months ended March 31, 2009 and 2008 were $(0.005) and $0.005, respectively.

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

As of March 31, 2009 and December 31, 2008, the Company allocated $1,465,519 and $1,457,432, respectively, to the statutory reserves. The additional amount that still needs to be allocated to statutory reserves to meet the 50% of registered capital as of March 31, 2009 is approximately $6,340,724.

NOTE 13 – TAXES

Income Taxes

Income taxes expenses consist of:

	Three Months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
PRC	$10,362	$96,583
United States	––	––
Total current	10,362	96,583
Deferred	––	––
Total	$10,362	$96,583

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months ended March 31, 2009 and 2008:

	2009	2008
U.S. Statutory rates	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
China income tax exemption	(13)	(13)
Effective income tax rate in China	12%	12%

For the three months ended March 31, 2009, the Company incurred losses before income taxes.  For the three months ended March 31, 2008, the Company’s effective tax rate was 37.0%.  Income before income taxes includes losses from non-Chinese entities, which are not deductible.  After adjusting these losses, the Company’s effective rate was equivalent to the effective rate in China for both years.

The estimated tax savings for the three months ended March 31, 2009 and 2008 amounted to $11,860 and $92,071. The net effect on earnings per share had the income tax been applied would decrease earnings per share from $(0.005) to $(0.004) in 2009 and $0.005 to $0.002 in 2008.

As of December 31, 2008 CCE had an unrecognized deferred United States income tax liability relating to undistributed earnings of Fujian Zhongde. These earnings are considered to be permanently invested in operations outside the United States. Generally, such earnings become subject to United States income tax upon the remittance of dividends and under certain other circumstances. Determination of the amount of the unrecognized deferred United States income tax liability with respect to such earnings is not practicable because the amount of PRC foreign tax credits available to offset United States income taxes will depend on the timing of future remittances, if any, and such timing is not known or predictable. China Clean Energy Inc. was incorporated in the United States and has incurred net operating losses for income tax purposes for the periods ended March 31, 2009. The estimated net operating loss carry forwards for United States income taxes amounted to approximately $1,611,000 and $1,564,000 for the three months ended March 31, 2009 and for the year ended December 31, 2008, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2024 and 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The net change in the valuation allowance for the three months ended March 31, 2009 was an increase of approximately $16,000. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $317,103 and $365,099 for the three months ended March 31, 2009 and $528,634 and $245,499 for the three months ended March 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of March 31, 2009 and December 31, 2008, the VAT payable amounted to $42,199 and $72,729, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director of China Clean Energy Inc. and a major shareholder of the company. For the three months ended March 31, 2009 and 2008, such purchases totaled $0 and $843,132, respectively. As of March 31, 2009 and December 31, 2008, there were no outstanding payables due to these companies.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the synthesis and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets at December 31, 2008 were located in the PRC.

Net sales for the three months ended March 31, 2009 and 2008 consist of:

	2009		2008
	(Unaudited)		(Unaudited)
	Sales	GP%	Sales	GP%
Domestic sales	$1,865,314	7.10%	$3,109,613	24.5%
International sales	940,948	26.6%	1,363,396	21.1%
Total Sales	$2,806,262	13.6%	$4,473,009	23.5%

NOTE 16 – CONCENTRATIONS AND RISKS

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC. Total cash deposited with these banks as of March 31, 2009 and December 31, 2008 amounted to $2,449,166 and $2,902,707, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended March 31, 2009, one customer for specialty chemical products and one customer for biodiesel product accounted for 11.5% and 10.1%, respectively, of net sales. In 2008, one customer (for specialty chemical products) accounted for 16.3% of net sales. The accounts receivable due from these customers amounted to $352,287 and $420,487, respectively, as of March 31, 2009 and December 31, 2008.

For the three months ended March 31, 2009, one supplier for feedstock and raw materials accounted for 19% of the total raw material purchase. In 2008, three suppliers for feedstock and raw materials accounted for 29%, 11% and 10%, respectively, of the total raw material purchase. The accounts payable due to these suppliers amounted to $359,514 and $0, respectively, as of March 31, 2009 and December 31, 2008.

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

NOTE 17 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of March 31, 2009.

NOTE 18 – SUBSEQUENT EVENTS

On April 14, 2009, Fujian Zhongde’s board approved and agreed to borrow a one-year term loan of approximately $1.5 million from Fuzhou Commercial Bank. The loan is carried at an annual interest rate of 5.841%. The principal amount should be repaid on April 1, 2010. The loan is secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde. The loan is also secured by the personal property of CEO, Mr.Ou, Taiming, and his personal guarantee.

On April 14, 2009, Fujian Zhongde’s board also approved and agreed to sign a bank acceptance note financing agreement with Fuzhou Commercial Bank with a maximum note issuance amount of $1.6 million. According to the terms of the agreement, Fujian Zhongde can request the bank to issue, to payee designated by Fujian Zhongde, bank acceptance notes, provided that (1) Fujian Zhongde has deposited 51% of such bank acceptance note face values, (2) 0.05% fees have been paid, and (3) total face value of all outstanding bank acceptance notes at any point in time is not to exceed the above maximum amount on the agreement. The financing facility loan is secured by same collaterals and personal guarantee provided to the above one-year term loan.

The above financing facility and term loan are to be used for construction expenditures and working capital that might be needed by Zhongde Energy’s new plant in Jiangying.

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

China Clean Energy Resources, Ltd. was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co. Ltd. As such, China Clean Energy Resources, Ltd. does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Technology Co. Ltd., a Chinese company that was incorporated in the Province of Fujian, People’s Republic of China on July 10, 1995. On November 5, 2007, Fujian Zhongde Energy Co. Ltd. was incorporated in the Province of Fujian, People’s Republic of China as a 100% owned subsidiary of China Clean Energy Resources, Ltd. for the development and operation of our new biodiesel and specialty chemical refinery in Jiangyin Industrial Park, Fuqing City, Fujian Province, People’s Republic of China.

Recent Events

As previously disclosed, in connection with our January 2008 private placement, certain members of our management deposited an aggregate of 1.5 million shares of common stock into an escrow account with such shares to be released among the private placement investors should we fail to either (i) begin the production of biodiesel at our planned facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) achieve at least $14,000,000 of adjusted net income during 2009. As a result of the construction delay, the 1.5 million shares were released to the private placement investors in February 2009. The aforementioned share distribution was not dilutive to existing shareholders and had no impact on our cash position or operating results.

In March 2008, we temporarily halted the production of biodiesel and shifted our focus to higher value-added specialty chemicals in an effort to mitigate sharp increases in the cost of raw materials and stagnant wholesale diesel pricing in the People’s Republic of China. However, due to a decline in raw material costs in November 2008, we resumed the production of biodiesel at our biodiesel and specialty chemical production facility. In the first quarter of 2009, volatile oil prices, along with a decline in demand for petrochemical products linked to the international financial crisis, created a challenging operating environment for biodiesel production.  We continue to closely monitor our feedstock raw material prices, wholesale diesel prices and the conditions in the biodiesel industry in the People’s Republic of China in order to reassess our biodiesel production on an ongoing basis.

The cost of waste cooking oil, cotton seed waste and rapeseed waste feedstock, the principal raw materials used to produce our biodiesel and specialty chemical products – which had increased to over $500 per ton in early 2008 compared to an average of $368 per ton in the fourth quarter of 2007 – is currently around $366 per ton. At the current prices of biodiesel and specialty chemicals, we expect to achieve about a 4% gross margin in biodiesel and a 16% gross margin in specialty chemicals.

Once construction of our new facility is completed, the refinery will have the flexibility to produce 100,000 tons of biodiesel, 30,000 tons of specialty chemicals, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. Construction of this facility is now expected to be completed in September 2009.

On April 14, 2009, our wholly owned subsidiary Fujian Zhongde Technology Co. Ltd. (“Technology Co.”) entered into a loan agreement and a bank note financing agreement with Fuzhou City Commercial Bank.  Pursuant to the loan agreement, Technology Co. borrowed RMB 10 million, or approximately $1.43 million, at an annual interest rate of 5.84%.  The loan is payable monthly on the 20th day of each month starting April 20, 2009.  The loan matures on April 1, 2010 and its repayment is secured by, among other things, the land, bank accounts and real property of Technology Co. and by the land of Fujian Zhongde Energy Co., Ltd., our other wholly owned subsidiary (“Energy Co.”).  The proceeds from the loan shall be used for construction of our new facility and for working capital associated with the production of specialty chemicals and biodiesel at the facility.  Technology Co. shall be subject to a penalty interest rate of 10.52% in the event that it does not use the proceeds from the loan as specified in the loan agreement or timely repay the loan.

Pursuant to the bank note financing agreement, Technology Co. established a RMB 11 million, or approximately $1.57 million, revolving line of credit.  All advances under the bank note financing agreement shall be evidenced by a promissory note with a floating interest rate based on the face value and maturity period of such note.  Technology Co. must repay all advances under the bank note financing agreement by April 1, 2010.  The repayment of advances is secured by, among other things, the land, bank accounts and real property of Technology Co. and by the land of Energy Co.  Advances shall be used for construction of our new facility, and for working capital associated with the production of specialty chemicals and biodiesel at the facility.

Three months ended March 31, 2009 compared to the three months ended March 31, 2008

Revenues. During the quarter ended March 31, 2009, we had net sales of $2,806,262 (20% from biodiesel sales and 80% from specialty chemicals sales), as compared to net sales of $4,473,009 (12% from biodiesel sales and 88% from specialty chemicals sales) during the quarter ended March 31, 2008. This decrease of approximately 37% was attributable to a decrease in sales volume and selling prices, primarily driven by the declining demand in the specialty chemicals market linked to the international financial crisis and perceived growth of the Chinese economy. The rapidly declining price of crude oil since the third quarter of 2008 has negatively affected the selling prices of biodiesel. As a result, our selling price of biodiesel decreased by approximately 29% as compared to the first quarter of 2008 and by approximately 19% as compared to the fourth quarter of 2008.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs and depreciation of production facilities, was $2,449,930 for the quarter ended March 31, 2009, as compared to cost of goods sold of $3,429,773 for the quarter ended March 31, 2008. We had a gross profit of $356,332 for the quarter ended March 31, 2009, as compared to a gross profit of $1,043,236 for the quarter ended March 31, 2008, representing gross margins of approximately 13% and 23%, respectively. The decrease in gross profit and gross margin resulted from a significant decrease in selling prices and higher manufacturing overhead costs.  Gross margin of biodiesel decreased by approximately 10% as compared to the first quarter of 2008 and by approximately 12% as compared to the fourth quarter of 2008.

Selling Expenses. Selling expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries totaled $48,056 for the quarter ended March 31, 2009, as compared to $87,881 for the quarter ended March 31, 2008. This was a decrease of approximately 45%. This decrease is primarily due to the decrease in our specialty chemicals exports (approximately $940,948 and $1,363,396 for the quarters ended March 31, 2009 and March 31, 2008, respectively), related export and freight charges and commissions.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $467,314 for the quarter ended March 31, 2009, as compared to $643,669 for the quarter ended March 31, 2008. This was a decrease of approximately 27%. This decrease is primarily attributable to a decrease in stock-based compensation expense.

Net Income. We had a net loss of $143,484 for the quarter ended March 31, 2009, as compared to a net income of $163,783 for the quarter ended March 31, 2008. This decrease in net income is primarily due to the $1,666,747 decrease in revenues driven by a decline in sales volume and selling prices, partially offset by the $979,843 decrease in cost of goods sold caused by lower volume and the $216,180 decrease in total operating expense caused by reduction in stock based compensation costs and selling expenses associated with lower specialty chemicals exports.

Liquidity and Capital Resources

General.  As of March 31, 2009 and March 31, 2008, we had cash and cash equivalents of $2,458,843 and $2,913,711, respectively. The decrease in cash and cash equivalents is primarily due to the $755,622 capital expenditure on our new plant and a $257,527 payment to retire bank loans.

The $589,445 net cash proceeds provided by operating activities during the quarter ended March 31, 2009 was primarily attributable to a $607,346 increase in accounts payable.

The $257,527 of net cash outflow from financing activities during the quarter ended March 31, 2009 was primarily due to the retirement of bank loans. On April 14, 2009, Technology Co. entered into a loan agreement and a bank note financing agreement with Fuzhou City Commercial Bank as described elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based on the consolidated financial statements. Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, fair value of warrants and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

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

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All products that are sold in the People’s Republic of China are subject to a local value-added tax at a rate of 17% of the gross sales price, or at a rate that is approved by the local government. This VAT may be offset by a VAT paid on raw materials and other materials included in the cost of producing the finished product.

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and trades outstanding on March 31, 2009 and December 31, 2008 totaled $1,265,617 and $1,092,768, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of March 31, 2009 and December 31, 2008, allowances for doubtful accounts totaled $165,354 and $136,389, respectively.

Inventories. Inventories are stated at the lesser of cost (first in, first out method) or market. We review our inventory on a regular basis to determine if any reserves are necessary for potential obsolescence. As of March 31, 2009, management determined that the carrying amount of raw materials exceeded prices currently available. Therefore, $25,464 and $0 were written down for the three months ended March 31, 2009 and March 31, 2008, respectively, and the amounts were included in the cost of inventory for the three months ended March 31, 2009 and March 31, 2008, respectively.

Impairment of Long-Lived Assets. Management reviews our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets.

Change in Fair Value of Warrants.  Effective January 1, 2009, we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  We reclassified the fair value of our common stock purchase warrants, which have the “dual-indexed” feature, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Our adoption of this standard is discussed in more detail elsewhere in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and in the accompanying Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Effective January 1, 2009, we adopted EITF 07-5.  EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-5, 6,200,000 of our issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the warrants are effectively “dual-indexed” as they are denominated in U.S. dollars and our functional currency is Renminbi. As such, effective January 1, 2009, we reclassified the fair value of these warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue is January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. On January 1, 2009, as a cumulative effect adjustment, we reclassified $9.2 million from additional paid-in capital to beginning retained earnings and $295,381 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value declined to $269,317 as of March 31, 2009. We recognized a $26,064 gain from the change in fair value for the three months ended March 31, 2009.

In January 2009, the Financial Accounting Standards Board (“FASB”) issued EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99-20-1”). EITF 99-20-1 changes the impairment model included within EITF 99-20, “Accounting for Retained Interests in Securitizations” (“EITF 99-20”) to be more consistent with the impairment model of SFAS 115, “Accounting for Certain Investments in Debt and Equity”. EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of EITF 99-20-1 did not have a material impact on our consolidated financial statements because all of our investments in debt securities are classified as trading securities.

In April 2009, the FASB issued SFAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FAS 157-4”). FAS 157-4 amends SFAS 157, “Fair Value Measurements” (“SFAS 157”)  and provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly for fair value measurements. This statement shall be applied prospectively with retrospective application not permitted. This statement shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this statement must also early adopt SFAS 115-2 and SFAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“SFAS 115-2 and FAS 124-2”). Additionally, if an entity elects to early adopt either SFAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“SFAS 107-1 and APB 28-1”) or SFAS 115-2 and SFAS 124-2, it must also elect to early adopt this SFAS 157-4. We are currently evaluating SFAS 157-4 but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued SFAS 115-2 and SFAS 124-2. SFAS 115-2 and SFAS 124-2 amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations” and EITF 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. SFAS 115-2 and SFAS 124-2 will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. SFAS 115-2 and SFAS 124-2 provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although SFAS 115-2 and SFAS 124-2 does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This SFAS 115-2 and SFAS 124-2 shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt SFAS 115-2 and SFAS 124-2 only if it also elects to early adopt SFAS 157-4. Also, if an entity elects to early adopt either SFAS 157-4 or SFAS 107-1 and APB 28-1, the entity also is required to early adopt SFAS 115-2 and SFAS 124-2. We are currently evaluating SFAS 115-2 and SFAS 124-2 but do not believe that it will have a significant impact on the determination or reporting of our financial results.

In April 2009, the FASB issued SFAS 107-1 and APB 28-1. SFAS 107-1 and APB 28-1 amends SFAS 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments not measured on the balance sheet at fair value in interim financial statements as well as in annual financial statements. Prior to SFAS 107, fair values for these assets and liabilities were only disclosed annually. SFAS 107 applies to all financial instruments within the scope of SFAS 107 and requires all entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments. SFAS 107 shall be effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt SFAS 107only if it also elects to early adopt SFAS 157-4 and SFAS 115-2 and SFAS 124-2. SFAS 107 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption and requires comparative disclosures only for periods ending after initial adoption. We are currently evaluating the disclosure requirements of SFAS 107.

Item 4T.

Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief operating officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1A.

  Risk Factors.

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

The current financial turmoil affecting the banking system and financial markets and the possibility that financial institutions may consolidate or go out of business have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays; inability of customers to obtain credit to finance purchases of the our products and/or customer insolvencies. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

We continue to be subject to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 27, 2009.

Item 6.

Exhibits.

Exhibit No.

Description

10.1

Loan Agreement, dated as of April 14, 2009, by and between Fujian Zhongde Technology Co. Ltd. and Fuzhou City Commercial Bank Co., Ltd. (Incorporated by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form SB-2 on Form S-1 of China Clean Energy Inc. filed on May 1, 2009)

10.2

Bank Draft and Acceptance Limit Agreement, dated as of April 14, 2009, by and between Fujian Zhongde Technology Co. Ltd. and Fuzhou City Commercial Bank Co., Ltd. (Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment to the Registration Statement on Form SB-2 on Form S-1 of China Clean Energy Inc. filed on May 1, 2009)

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

CHINA CLEAN ENERGY INC.

Date: May 11, 2009	By:	/s/ Tai-ming Ou
Tai-ming Ou Chief Executive Officer (Principal Executive Officer)

Date: May 11, 2009	By:	/s/ Shannon Yan
Shannon Yan Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

Description

10.1

Loan Agreement, dated as of April 14, 2009, by and between Fujian Zhongde Technology Co. Ltd. and Fuzhou City Commercial Bank Co., Ltd. (Incorporated by reference to Exhibit 10.13 to the Post-Effective Amendment to the Registration Statement on Form SB-2 on Form S-1 of China Clean Energy Inc. filed on May 1, 2009)

10.2

Bank Draft and Acceptance Limit Agreement, dated as of April 14, 2009, by and between Fujian Zhongde Technology Co. Ltd. and Fuzhou City Commercial Bank Co., Ltd. (Incorporated by reference to Exhibit 10.14 to the Post-Effective Amendment to the Registration Statement on Form SB-2 on Form S-1 of China Clean Energy Inc. filed on May 1, 2009)

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certification by Principal Executive Officer and Principal Financial Officer

________________________
* Filed herewith