Form 10-Q
period 2009-06-30
CHINA CLEAN ENERGY INC
filed 2009-08-13
CIK 1331444

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

———————

FORM 10-Q

———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

———————

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☑

As of August 12, 2009, 31,512,269 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

CHINA CLEAN ENERGY INC.

i

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF June 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,531,327	$2,913,711
Restricted cash	508,751	––
Accounts receivable, net of allowance for doubtful accounts of $69,638 and
$136,389 as of June 30, 2009 and December 31, 2008, respectively	1,323,122	1,092,768
Inventories, net	892,514	815,210
Advances for inventory and other current assets	739,644	310,773
Total current assets	7,995,358	5,132,462
PLANT AND EQUIPMENT, NET	23,775,465	19,167,624
INTANGIBLE ASSETS, NET	4,957,424	5,072,626
ADVANCES ON EQUIPMENT PURCHASES	––	3,649,192
TOTAL ASSETS	$36,728,247	$33,021,904

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$502,041	$350,618
Accrued liabilities	180,188	349,435
Customer deposits	120,195	31,422
Taxes payable	66,668	156,965
Short-term notes payables	548,306	––
Short-term bank loans	3,076,500	––
Long-term bank loans - current portion	––	236,308
Total current liabilities	4,493,898	1,124,748

WARRANT LIABILITIES	682,981	––
LONG-TERM BANK LOANS - NET OF CURRENT PORTION	––	21,553

COMMITMENTS AND CONTINGENCIES

Total liabilities	5,176,879	1,146,301
SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares
issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	––	––
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 and
31,512,269 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	31,512	31,512
Additional paid-in capital	12,254,464	21,555,645
Statutory reserves	1,523,242	1,457,432
Retained earnings	14,619,222	5,661,025
Accumulated other comprehensive income	3,122,928	3,169,989
Total shareholders' equity	31,551,368	31,875,603
Total liabilities and shareholders' equity	$36,728,247	$33,021,904

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
REVENUES	$4,259,747	$5,478,785	$7,066,009	$9,951,794
Less: cost of goods sold	3,341,962	4,120,332	5,791,892	7,550,105
GROSS PROFIT	917,785	1,358,453	1,274,117	2,401,689

OPERATING EXPENSES
Selling and marketing	96,370	49,040	144,426	136,921
General and administrative	297,257	513,389	738,647	1,117,276
Research and development	29,688	51,222	55,612	91,004
Total operating expenses	423,315	613,651	938,685	1,345,201

INCOME FROM OPERATIONS	494,470	744,802	335,432	1,056,488

OTHER INCOME (EXPENSE)
Interest income (expense), net	(397)	10,411	556	17,433
Other income (expense)	(4,821)	(55,240)	(5,922)	(85,827)
Change in fair value of warrant liabilities	(413,662)	––	(387,598)	––
Total other expenses	(418,880)	(44,829)	(392,964)	(68,394)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	75,590	699,973	(57,532)	988,094

PROVISION FOR INCOME TAXES	152,422	142,283	162,784	238,866

NET INCOME (LOSS)	(76,832)	557,690	(220,316)	749,228

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(1,851)	708,840	(47,061)	1,872,058

COMPREHENSIVE INCOME (LOSS)	$(78,683)	$1,266,530	$(267,377)	$2,621,286

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of shares	31,512,269	31,512,269	31,512,269	31,017,764
Earnings per share	$(0.002)	$0.02	$(0.007)	$0.02

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional	Retained Earnings		Accumulated Other
			Paid-in	Statutory	Unrestricted	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance at December 31, 2007	21,512,269	$21,512	$7,034,473	$1,195,744	$5,325,897	$1,211,442	$14,789,068

Common stocks and warrants issued cash	10,000,000	10,000	13,617,403				13,627,403
Stock-based compensation			507,238				507,238
Net income					749,228		749,228
Adjustment to statutory reserve				175,169	(175,169)		––
Foreign currency translation adjustment						1,163,218	1,163,218

Balance at June 30, 2008 (Unaudited)	31,512,269	31,512	21,159,114	1,370,913	5,899,956	2,374,660	30,836,155

Stock-based compensation			396,531				396,531
Net income					(152,412)		(152,412)
Adjustment to statutory reserve				86,519	(86,519)		––
Foreign currency translation adjustment						795,329	795,329

Balance at December 31, 2008, as previously reported	31,512,269	31,512	21,555,645	1,457,432	5,661,025	3,169,989	31,875,603

Cumulative effect of reclassification of warrants			(9,539,704)		9,244,323		(295,381)

Balance, January 1, 2009, as adjusted	31,512,269	31,512	12,015,941	1,457,432	14,905,348	3,169,989	31,580,222

Stock-based compensation			238,523				238,523
Net (loss)					(220,316)		(220,316)
Adjustment to statutory reserve				65,810	(65,810)		––
Foreign currency translation adjustment						(47,061)	(47,061)

Balance at June 30, 2009 (Unaudited)	31,512,269	$31,512	$12,254,464	$1,523,242	$14,619,222	$3,122,928	$31,551,368

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008 (UNAUDITED)

	Six months ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(220,316)	$749,228
Adjusted to reconcile net income (loss) to cash provided by operating activities:
Depreciation	354,796	313,931
Recovery of Bad debt expense	(66,597)	(189,579)
Amortization of intangible assets	108,339	107,207
Stock-based compensation expense	238,523	507,238
Writedown on inventory	25,475	29,043
Loss on disposal of assets	––	490
Change in fair value of warrants	387,598	––
Changes in operating assets and liabilities
Accounts receivable	(165,357)	1,497,611
Inventories	(103,928)	136,437
Other receivables and prepaid expenses	––	(2,902,377)
Advances for inventory and other current assets	(605,385)	183,807
Accounts payable	151,967	30,537
Accrued liabilities	(169,614)	45,657
Customer deposits	88,859	(187,969)
Taxes payables	(90,124)	(155,297)
Short-term notes payable	548,568	––
Net cash provided by operating activities	482,803	165,964
CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	(1,335,147)	(2,484,544)
Purchase of equipment	(9,878)	(1,950,320)
Proceeds from sale of equipment	––	1,747
Advances for equipment purchases	––	(2,408,720)
Net cash used in investing activities	(1,345,025)	(6,841,837)
CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(508,751)	––
Net proceeds from issuance of common stock	––	13,627,403
Prooceeds from short-term bank loans	3,077,970	––
Payments on short-term bank loans	––	(1,054,467)
Payments on long-term bank loans	(257,527)	(111,805)
Net cash provided by financing activities	2,311,692	12,461,131
EFFECT OF EXCHANGE RATE ON CASH	168,145	468,834
INCREASE IN CASH AND CASH EQUIVALENTS	1,617,616	6,254,092
CASH AND CASH EQUIVALENTS, beginning of period	2,913,711	1,133,555
CASH AND CASH EQUIVALENTS, end of period	$4,531,327	$7,387,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expenses paid	$18,823	$36,861
Income taxes paid	$116,755	$86,113
Reclassification of advances of equipment purchase to construction in progress	$3,645,958	––
Reclassification of advances for inventory and other assets to construction in progress	$175,884	––

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE”) was incorporated in the State of Delaware on November 12, 2004. The Company originally through its direct and indirect wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”) and Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC” or “China”) and abroad.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of CCE reflect the activities of CCE and its 100% owned subsidiaries CCER, Fujian Zhongde and Zhongde Energy (collectively the “Company”).

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States and are expressed in US dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

In the opinion of management, the unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results that may be expected for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in Form 10-K for the year ended December 31, 2008.  The Company has performed an evaluation of subsequent events through the date the financial statements were issued.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the Unites States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of share-based compensation granted to its employees and estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

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

As of June 30, 2009 and December 31, 2008, the short-term and long-term bank loans amounted to $3,076,500 and $0, and $236,308 and $21,553, respectively. In accordance with SFAS 157, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Carrying Value as of June 30, 2009	Fair Value Measurements at June 30, 2009
		Level 1	Level 2	Level 3
Warrant liability	$ 682,981			$682,981

A discussion of the valuation techniques used to measure fair value for the liability listed above and activity for this liability for the six months ended June 30, 2009 is provided elsewhere in this footnote. Other than the warrant liability, the Company has no assets or liabilities that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

Foreign Currency Translation

The functional currency of CCE and CCER is the United States dollar. The functional currency of Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde’s and Zhongde Energy’s assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14650 and $0.14670 at June 30, 2009 and December 31, 2008, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14657 and $0.14184 for the six months ended June 30, 2009 and 2008, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the consolidated cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of June 30, 2009 and December 31, 2008, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,122,928 and $3,169,989, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful account is established and recorded based on management’s assessment of potential losses based on the credit history and relationship with the customers. Management reviews its receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds net realizable value.

Plant and Equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred.  Major additions and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment is provided using the straight-line method for substantially all assets with estimated lives as follows:

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

Intangible Assets

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

Intangible assets consist of land use right and patents. All land in China is owned by the government; however, the government grants “land use rights”. The Company through its 100% owned subsidiaries, owns three land use rights with usable lives ranging from 42 to 50 years, which rights are scheduled to expire between 2048 and 2058. The Company amortizes the cost of land use right over contract period.

Patents, which have legal life of 10 years in PRC, are being amortized over 10 years, as management believes that ten years is the estimated useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of June 30, 2009 and December 31, 2008, the Company recorded an impairment loss totaling $0 and $74,817, respectively.

Short-term Notes Payable

Short-term notes payable are lines of credit extended by banks. When purchasing raw materials, the Company often issues a short-term note payable to the vendor. This short-term note payable bears no interest and is guaranteed by the bank for its complete face value and usually matures within three to six months. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

Revenue Recognition

Sales are recognized when the revenue is realized or realizable, and has been earned, in accordance with the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements.” The Company’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made; provided that: there are no uncertainties regarding customer acceptance, persuasive evidence of an arrangement exists, the sales price is fixed or determinable and collectibility is deemed probable.  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $69,060 and $37,512 for the three months ended June 2009 and 2008, respectively, and $93,134 and $111,421 for the six months ended June 30, 2009 and 2008, respectively.

Research and Development Costs

Research and development expenses include salaries, material, contract and other outside service fees, and facilities and overhead costs. Under the guidance of paragraphs 8 to 11 of SFAS 2 “Accounting for Research and Development Costs”, the Company expenses the costs associated with the research and development activities when incurred.

The research and development expenses are included in general and administrative expenses and totaled $29,688 and $51,222 for the three months ended June 2009 and 2008, respectively, and $55,612 and $91,004 for the six months ended June 30, 2009 and 2008, respectively.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Because there is no difference between income reported under General Accepted Accounting Principle in the United States and income reported under Chinese tax regulation, there are no deferred tax amounts at June 30, 2009 and December 31, 2008.

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

b.

Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by their local government for a grace period of either the next 5 years or until the tax holiday term is completed, whichever is sooner.

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

Recent Accounting Pronouncements

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

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Accounts receivable	$1,392,760	$1,229,157
Less: allowance for doubtful accounts	(69,638)	136,389
Accounts receivable, net	$1,323,122	$1,092,768

The following table consists of allowance for doubtful accounts at:

	June 30, 2009	December 31, 2008
	(Unaudited)
Beginning allowance for doubtful accounts	$136,389	407,593
Additions to bad debt expense	––	––
Recovery of amount previously reserved	(66,597)	(294,543)
Effect of foreign currency translation gain	(154)	23,339
Ending allowance for doubtful accounts	$69,638	136,389

NOTE 4 – INVENTORIES

Inventories consist of the following:

	June 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$605,265	$353,438
Work in process and packaging materials	4,398	70,360
Finished goods on shipment	––	38,856
Finished goods	308,314	352,556
Subtotal	917,977	815,210
Reserve for obsolete inventories	(25,463)	––
Total	$892,514	$815,210

As of June 30, 2009 and 2008, the Company reserved for obsolete and slow-moving inventories. $0 and $29,043 was written down and had been included in the cost of goods sold for the three months ended June 2009 and 2008, respectively, and $25,475 and $29,043 was written down and the amount had been included in the cost of goods sold for the six months ended 2009 and 2008, respectively.

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	June 30, 2009	December 31, 2008
	(Unaudited)
Buildings	$2,453,632	$2,456,981
Equipment and machinery	6,620,328	6,620,068
Office equipment and vehicles	51,898	51,380
Construction in progress	18,040,500	13,079,606
Total	27,166,358	22,208,035
Less accumulated depreciation	(3,390,893)	(3,040,411)
Plant and equipment, net	$23,775,465	$19,167,624
Advances on equipment purchases	$––	$3,649,192

Construction in progress represents materials, labor costs, and capitalized interest incurred to construct the Zhongde Energy Co., Ltd. plant in Jiangyin, Fujian. Management expects construction will be completed by the end of the 3rd quarter of 2009 and has no major capital commitment as of June 30 2009. No depreciation is provided for construction in progress until such time until construction is complete and assets are placed into service.

Depreciation expense was $177,560 and $187,560 for the three months ended June 30, 2009 and 2008; and for the six months ended June 30, 2009 and 2008 was $354,796 and $313,931, respectively. During the three months ended June 30, 2009 and 2008, interest expense of $16,171 and $9,106 was capitalized into construction in progress, respectively, and for the six months ended June 30, 2009 and 2008, interest expense of $18,823 and $36,861 was capitalized into construction in progress, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30, 2009	December 31, 2008
	(Unaudited)
Land use rights	$4,943,790	$4,950,538
Patents and licenses	1,201,300	1,349,640
Total	6,145,090	6,300,178
Less accumulated amortization	(1,187,666)	(1,227,552)
Total intangible assets, net	$4,957,424	$5,072,626

Amortization expense for the three months ended June 30, 2009 and 2008 amounted to $49,876 and $47,800, respectively; and $108,339 and $107,207 for the six months ended June 30, 2009 and 2008, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as the following:

Years	Estimated Amortization Expense
2010	$193,687
2011	$189,289
2012	$189,289
2013	$189,289
2014	$189,289

NOTE 7 – BANK INDEBTEDNESS

Bank indebtedness consists of:

	June 30, 2009	December 31, 2008
	(Unaudited)
Long-term bank loans
Due bank, interest at 115% of PRC prime rate, secured by certain buildings and land use rights, repaid in February 2009	$	$257,861
Less current portion	––	(236,308)
Short-term bank loans
Due bank, interest at 5.841% payable monthly through April 2010, secured by he buildings and land use rights of both Zhongde Energy and Fujian Zhongde.	1,465,000
Due bank, interest at 5.841% payable monthly through April 2010, secured by he buildings and land use rights of both Zhongde Energy and Fujian Zhongde	1,611,500
	––
	––
Total	3,076,500	21,553

Total interest expense on the bank loans for the three months ended June 30, 2009 and 2008 amounted to $16,171 and $9,106, respectively and for the six months ended June 30, 2009 and 2008 amounted to $18,823 and $36,861, respectively.  Interest expense incurred for both periods was fully capitalized into construction in progress.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and to make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $10,728 and $3,450 for the three months ended June 30, 2009 and 2008, respectively; and amounted to $16,924 and $11,940 for the six months ended June 30, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of June 30, 2009 and December 31, 2008, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

NOTE 9 – $15,000,000 PRIVATE PLACEMENT AND WARRANTS

On January 9, 2008, CCE completed a private placement, pursuant to which CCE issued 10,000,000 shares of common stock and 5,000,000 five-year warrants at an initial exercise price of $2.00 per share for aggregate gross proceeds of $15,000,000. In connection with this private placement, CCE incurred placement agent cash fees of approximately $1,200,000, and issued the placement agent 1,200,000 five-year warrants at an initial exercise price of $2.00 per share. The net proceeds of $13.6 million were recorded as equity. The fair value of the warrants issued to the placement agent was determined to be part of the cost of raising capital and therefore netted against the additional paid-in capital.

In connection with the private placement, four shareholders and officers placed a total of 1,500,000 shares of their personally owned CCE common stock into an escrow account, to be released to the investors of this offering if the Company failed to (1) commence the production of biodiesel at its planned production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. If the Company successfully satisfied each of these two milestones, these shares of CCE common stock would have been returned to the four shareholders and officers.

As of January 1, 2009, the Company did not successfully commence production of biodiesel at the Jiangyin location, and, accordingly, on January 1, 2009, the 1,500,000 shares of Company common stock held in escrow were transferred to the investors. Such transfer had no impact on the Company’s financial results.

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

Effective January 1, 2009, the Company adopted the provisions of EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”. EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, warrants to purchase 6,200,000 shares of common stock that were previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because theses warrants are denominated is US dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed”. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants, which have the “dual-indexed” feature, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to retained earnings and $295,381 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value increased to $682,981 as of June 30, 2009. As such, the Company recognized a $413,662 loss from the change in fair value for the three months ended June 30, 2009 and a $387,598 loss for the six months ended June 30, 2009.

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30,	January 1,
	2009	2009
	(Unaudited)	(Unaudited)
Annual dividend yield	—	—
Expected life (years)	3.5	4.00
Risk-free interest rate	1.64%	1.55%
Expected volatility	106%	99%

Expected volatility is based primarily on historical volatility. The Company does not have historical data commensurate with the expected term. Historical volatility was computed using daily pricing observations for the past two years.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

Following is a summary of warrant activity and status:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2007	––	––	––	––
Granted	6,200,000	6,200,000	$2.00	$4.50
Forfeited	––	––	––	––
Exercised	––	––	––	––
Balance, at June 30, 2008 (Unaudited)	6,200,000	6,200,000	$2.00	4.50
Granted	––	––	––	––
Forfeited	––	––	––	––
Exercised	––	––	––	––
Balance at December 31, 2008	6,200,000	6,200,000	$2.00	$4.00
Granted	––	––	––	––
Forfeited	––	––	––	––
Exercised	––	––	––	––
Balance, at June 30, 2009 (Unaudited)	6,200,000	6,200,000	$2.00	$3.50

NOTE 10 – OPTIONS

On January 9, 2008, the Company adopted the 2008 Equity Incentive Plan. Under the 2008 Equity Incentive Plan, CCE is authorized to issue up to 2,000,000 options, of which 1,000,000 will have an exercise price equal to the greater of (i) $2.50 or (ii) the fair market value of the common stock on the date of grant and 1,000,000 will have an exercise price equal to the greater of (i) $3.00 or (ii) 100% of the fair market value of the common stock on the date of grant. Under the 2008 Equity Incentive Plan, CCE is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options and all options under the Plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by CCE’s board of directors.

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the three months ended June 30, 2009 and 2008, $145,429 and $253,619 was amortized and recorded as compensation and for the six months ended June 30, 2009 and 2008, $238,523 and $507,238 was amortized and recorded as compensation expense.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	––	$––	$––
Granted	1,680,000	2.75	3,043,429
Forfeited	(1,070,000)	2.75	(1,902,143)
Exercised	––	––	––
Outstanding as of December 31, 2008	610,000	$2.75	$1,141,286
Granted	––	––	––
Forfeited	––	––	––
Exercised	––	––	––
Outstanding as of June 30, 2009	610,000	$2.75	$1,141,286

Following is a summary of the status of options outstanding at June 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	305,000	8.50	$2.50	167,500	8.50
$3.00	305,000	8.50	$3.00	167,500	8.50
Total	610,000			335,000

NOTE 11 - EARNINGS PER SHARE

For the three and six months ended June 30, 2009, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants anti-dilutive. The basic and diluted earnings (loss) per share for the three months ended June 30, 2009 and 2008 were ($0.002) and $0.02, respectively and for the six months ended June 30, 2009 and 2008 were ($0.007) and $0.02, respectively.

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

The Company has total registered capital $15,612,485.  As of June 30, 2009 and December 31, 2008, the Company allocated $1,523,242 and $1,457,432, respectively, to the statutory reserves.  The additional amount that still needs to be allocated to statutory reserves to meet the 50% of registered capital as of June 30, 2009 is approximately $6,283,001.

NOTE 13 – TAXES

Income Taxes

Income taxes expenses consist of:

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
PRC	$152,422	$142,283	$162,784	$238,866
United States	––	––	––	––
Total current	152,422	142,283	162,784	238,866
Deferred	––	––	––	––
Total	152,422	142,283	$162,784	$238,866

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

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%. Companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either the next 5 years or until the tax holiday term is completed, whichever is sooner.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three and six months ended June 30, 2009 and 2008:

	2009	2008
U.S. Statutory rates	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
China income tax exemption	(13)	(13)
Effective income tax rate in China	12%	12%

For the three and six months ended June 30, 2009, the Company incurred losses before income taxes.  For the three and six months ended June 30, 2008, the Company’s effective tax rate was 20% and 24%, respectively.  These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities that are not deductible in the PRC.

The estimated tax savings for the three months ended June 30, 2009 and 2008 amounted to $102,057 and $135,644. The net effect on earnings per share had the income tax been applied would decrease earnings per share from ($0.002) to ($0.006) in 2009 and $0.02 to $0.01 in 2008. The estimated tax savings for the six months ended June 30, 2009 and 2008 amounted to $113,922 and $227,719. The net effect on earnings per share had the income tax been applied would decrease earnings per share from ($0.007) to ($0.011) in 2009 and $0.02 to $0.02 in 2008.

The Company has cumulative undistributed earnings of foreign subsidiaries of $8,648,279 as of June 30, 2009, which amount is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations. Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CCE was incorporated in the United States and has incurred net operating losses for income tax purposes for the periods ended June 30, 2009. The estimated net operating loss carry forwards for United States income taxes amounted to approximately $2,349,536 and $1,564,000 as of June 30, 2009 and December 31, 2008, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2024 and 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of June 30, 2009 was $275,013 and the valuation allowance was increased by $55,870 for the six months ended June 30, 2009. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $370,561 and $512,411 for the three months ended June 30, 2009 and $729,902 and $686,542 for the three months ended June 30, 2008. VAT on sales and VAT on purchases amounted to $687,664 and $877,510 for the six months ended June 30, 2009 and $1,258,536 and $932,041 for the six months ended June 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of June 30, 2009 and December 31, 2008, the VAT payable amounted to $23,587 and $72,729, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director of China Clean Energy Inc. and a major shareholder of the company. In the six months ended June 30, 2009 and 2008, such purchases totaled $0 and $855,619, respectively. As of June 30, 2009 and December 31, 2008, there were no outstanding payables due to these companies.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the synthesis and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets were located in the PRC.

Net sales for the six months ended June 30, 2009 and 2008 consist of:

	2009		2008
	(Unaudited)		(Unaudited)
	Sales	GP%	Sales	GP%
Domestic sales	$4,045,083	9.53%	$7,403,151	25.13%
International sales	3,020,926	27.12%	2,548,643	22.75%
Total Sales	$7,066,009	17.05%	$9,951,794	24.52%

Net Sales for the three months ended June 30, 2009 and 2008 consist of:

	2009		2008
	(Unaudited)		(Unaudited)
	Sales	GP%	Sales	GP%
Domestic sales	$2,179,769	11.65%	$4,293,538	25.59%
International sales	2,079,978	27.34%	1,185,247	24.81%
Total Sales	$7,259,747	19.31%	$5,478,785	25.42%

NOTE 16 – CONCENTRATIONS AND RISKS

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

The Company’s demand deposits are in accounts maintained with state owned banks within the People’s Republic of China. Total cash deposited with these banks, including restricted cash balances, as of June 30, 2009 and December 31, 2008 amounted to $5,023,339 and $2,902,707, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended June 30, 2009, one customer for specialty chemical products (no customer for biodiesel product) accounted for 11.68% of net sales. For the three months ended June 2008, no customer (for both biodiesel and specialty chemical products) accounted for over 10% of net sales. For the six months ended June 30, 2009, one customer for specialty chemical products (no customer for biodiesel product) accounted for 11.59% of net sales. In 2008, no customer (for both biodiesel and specialty chemical products) accounted for over 10% of net sales. The accounts receivable due from these customers amounted to $382,136 and $0, respectively, as of June 30, 2009 and December 31, 2008.

For the three months ended June 30, 2009, two suppliers for feedstock and raw materials accounted for 22.38% and 11.78%, respectively, of the total raw materials purchased. For the three months ended June 2008, two suppliers for feedstock and raw materials accounted for 17.32% and 10.41%, respectively, of the total raw materials purchased. For the six months ended June 30, 2009, two suppliers for feedstock and raw materials accounted for 21.05% and 10.91%, respectively, of the total raw materials purchased. In 2008, two suppliers for feedstock and raw materials accounted for 12.87% and 10.36% respectively, of the total raw materials purchased. There were no accounts payable due to these suppliers as of June 30, 2009 and December 31, 2008.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of June 30, 2009.

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

Company Overview

We were originally incorporated in Delaware under the name “Hurley Exploration Inc.” on November 12, 2004, in order to conduct mineral exploration activities. On October 13, 2006, in anticipation of our acquisition of China Clean Energy Resources, Ltd., we abandoned this enterprise and changed our name to China Clean Energy Inc. On October 24, 2006, we acquired China Clean Energy Resources, Ltd., pursuant to the terms of a Share Exchange Agreement. This transaction was accounted for as a reverse acquisition (recapitalization), with China Clean Energy Resources, Ltd. deemed to be the accounting acquirer and us as the legal acquirer. Upon the closing of this transaction, we became a Chinese renewable resource-based biodiesel and specialty chemicals manufacturer and distributor.

China Clean Energy Resources, Ltd. was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co. Ltd. As such, China Clean Energy Resources, Ltd. does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Technology Co. Ltd., a Chinese company that was incorporated in the Province of Fujian, People’s Republic of China on July 10, 1995. On November 5, 2007, Fujian Zhongde Energy Co. Ltd. was incorporated in the Province of Fujian, People’s Republic of China as a 100% owned subsidiary of China Clean Energy Resources, Ltd. for the development and operation of our new biodiesel and specialty chemical refinery that is currently being constructed in Jiangyin Industrial Park, Fuqing City, Fujian Province, People’s Republic of China.

Recent Events

We commenced the construction of the new Jiangyin plant in December 2007 and expect construction to be completed in the third quarter of 2009. The Jiangyin Industrial Park at which the new facility will be located is equipped with a deep sea harbor capable of servicing 100,000 ton cargo ships, a container port, and railroad to be connected to the People’s Republic of China’s national railroad network. Once the plant is opened, it will have the flexibility to produce 100,000 tons of biodiesel per year, or 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. We believe our expansion on both biodiesel and specialty chemical production capacity will help us to increase our competitiveness and profitability in the future.

Three months ended June 30, 2009 compared to the three months ended June 30, 2008

Revenues. During the quarter ended June 30, 2009, we had net sales of $4,259,747 (20% from biodiesel sales and 80% from specialty chemicals sales), as compared to net sales of $5,478,785 (100% from specialty chemicals sales) during the quarter ended June 30, 2008, representing a decrease of approximately 22%. This decrease was attributable to lower selling prices and smaller customer orders in domestic sales, primarily driven by the declining demand in the domestic specialty chemicals market as the economic slowdown continued in 2009.  Export sales increased by about 75% as compared to the second quarter of 2008. Volume increase in biodiesel as compared to the second quarter of 2008 was due to the temporary halt of biodiesel production starting March 2008.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs and depreciation of production facilities, was $3,341,962 for the quarter ended June 30, 2009, as compared to cost of goods sold of $4,120,332 for the quarter ended June 30, 2008. We had a gross profit of $917,785 for the quarter ended June 30, 2009, as compared to a gross profit of $1,358,453 for the quarter ended June 30, 2008, representing gross margins of approximately 22% and 25%, respectively. This decrease in gross margins primarily resulted from less profitable biodiesel sales. Gross margins of biodiesel was 4% due to depressed selling prices. Gross margins of specialty chemicals reached 26%, equivalent to the second quarter of 2008.

Selling Expenses. Selling expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries totaled $96,370 for the quarter ended June 30, 2009, as compared to $49,040 for the quarter ended June 30, 2008, representing an increase of approximately 97%. This increase was primarily due to the increase in our specialty chemicals exports (which increased from approximately $1.2 million during the quarter ended June 30, 2008 to approximately $2.1 million during the quarter ended June 30, 2009), related export and freight charges and commissions.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $326,945 for the quarter ended June 30, 2009, as compared to $564,611 for the quarter ended June 30, 2008, representing a decrease of approximately 42%. This decrease was primarily attributable to a decrease in stock-based compensation expense.

Net Income. We had a net loss of $76,832 for the quarter ended June 30, 2009, as compared to net income of $557,690 for the quarter ended June 30, 2008. This decrease in net income was primarily attributable to a non-cash adjustment of about $413,662 in warrants liability, which was reclassified as a liability and marked to market quarterly due to its “duel-indexed” feature according to the recent GAAP standards. In addition, during the quarter ended June 30, 2009, we experienced a $1,219,038 decrease in revenues driven by weaker domestic sales, partially offset by a $778,370 decrease in cost of goods sold caused by lower volume and a $190,336 decrease in total operating expense driven by reduced stock based compensation costs.

Six months ended June 30, 2009 compared to the six months ended June 30, 2008

 Revenues. During the six months ended June 30, 2009, we had net sales of $7,066,009 (20% from biodiesel sales and 80% from specialty chemicals sales), as compared to net sales of $9,951,794 (6% from biodiesel sales and 94% from specialty chemicals sales) during the quarter ended June 30, 2008, representing a decrease of approximately 29%. This decrease was attributable to lower selling prices, primarily driven by the declining demand in the domestic specialty chemicals market linked to as the economic downturn continued in 2009.

Gross Profit. The cost of goods sold was $5,791,892 for the six months ended June 30, 2009, as compared to cost of goods sold of $7,550,105 for the six months ended June 30, 2008. We had a gross profit of $1,274,117 for the six months ended June 30, 2009, as compared to a gross profit of $2,401,689 for the six months ended June 30, 2008, representing gross margins of approximately 18% and 24%, respectively. This decrease in gross profit resulted from a significant decrease in selling prices and the decrease in gross margins was primarily due to the low biodiesel gross margins as the selling price remained depressed.

Selling Expenses. Selling expenses totaled $144,426 for the six months ended June 30, 2009, as compared to $136,921 for the six months ended June 30, 2008.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $794,259 for the six months ended June 30, 2009, as compared to $1,208,280 for the six months ended June 30, 2008, representing a decrease of approximately 34%. This decrease was primarily attributable to a decrease in stock-based compensation expense.

Net Income. We had a net loss of $220,316 for the six months ended June 30, 2009, as compared to net income of $749,228 for the six months ended June 30, 2008. This decrease in net income was primarily attributable to a non-cash adjustment of about $387,598 in warrants liability, which was reclassified as a liability and marked to market quarterly due to its “duel-indexed” feature according to the recent GAAP standards. In addition, during the six months ended June 30, 2009, we experienced a $2,885,785 decrease in revenues driven by weaker domestic sales, partially offset by a $1,758,213 decrease in cost of goods sold caused by lower volume and a $406,516 decrease in total operating expense primarily driven by reduced stock based compensation costs.

Liquidity and Capital Resources

Loan Agreement

On April 14, 2009, our wholly owned subsidiary Fujian Zhongde Technology Co. Ltd. entered into a loan agreement and a bank note financing agreement with Fuzhou City Commercial Bank.  Pursuant to the loan agreement, Fujian Zhongde Technology Co. Ltd. borrowed RMB 10 million, or approximately $1.5 million, at an annual interest rate of 5.841%.  The loan is payable monthly on the 20th day of each month starting April 20, 2009.  The loan matures on April 1, 2010 and its repayment is secured by, among other things, the land, bank accounts and real property of Fujian Zhongde Technology Co. Ltd. and by the land of Fujian Zhongde Energy Co., Ltd., our other wholly owned subsidiary.  The proceeds from the loan shall be used primarily for construction of our new facility and for working capital associated with the production of specialty chemicals and biodiesel at the facility. Fujian Zhongde Technology Co. Ltd. shall be subject to a penalty interest rate of 10.52% in the event that it does not use the proceeds from the loan as specified in the loan agreement or timely repay the loan.

Pursuant to the bank note financing agreement, Fujian Zhongde Technology Co. Ltd. established a RMB 11 million, or approximately $1.6 million, revolving line of credit.  All advances under the bank note financing agreement shall be evidenced by a promissory note with a floating interest rate based on the face value and maturity period of such note.  Fujian Zhongde Technology Co. Ltd. must repay all advances under the bank note financing agreement by April 1, 2010.  The repayment of advances is secured by, among other things, the land, bank accounts and real property of Fujian Zhongde Technology Co. Ltd. and by the land of Fujian Zhongde Energy Co., Ltd.  Advances shall be primarily used for construction of our new facility, and for working capital associated with the production of specialty chemicals and biodiesel at the facility. On June 24, 2009, the Company changed the RMB 11 million bank acceptance note into a nine-month term loan, as the Company no longer uses the bank acceptance note to do business due to customer requirements on using bank acceptance notes. Interest rates and other bank terms stay unchanged.

General

As of June 30, 2009 and December 31, 2008, we had cash and cash equivalents of $4,531,327 and $2,913,711, respectively. The increase in cash and cash equivalents was primarily attributable to the $3,076,500 of proceeds we received from short-term bank loans, partly offset by $1,335,147 of capital expenditure on our new plant.

Net cash provided by operating activities totaled $482,803 for the six months  ended June 30, 2009, as compared to net cash provided by operating activities of $165,964 for the six months ended June 30, 2008. This increase in net cash provided by operating activities was primarily due to $548,568 of proceeds that we received during the six months ended June 30, 2009 from short-term notes payable.

Net cash used in investing activities totaled $1,345,025 for the six months ended June 30, 2009, as compared to $6,841,837 for the six months ended June 30, 2008. This decrease was primarily a result of greater construction expenses for the six months ended June 30, 2008 that were related to plant and equipment maintenance and improvements, ongoing construction, and a increase in advanced payments to equipment vendors, materials vendors and construction contractors.

Net cash provided by financing activities totaled $2,311,692 for the six months ended June 30, 2009, as compared to $12,461,131 for the six months ended June 30, 2008. This decrease was primarily due to the fact that we completed a $15 million private placement during the six months ended June 30, 2008, combined with the fact that we retired certain bank loans during the six months ended June 30, 2009, as offset by our issuance of certain short term notes during the six months ended June 30, 2009.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and trades outstanding on June 30, 2009 and December 31, 2008 totaled $1,323,122 and $1,092,768, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of June 30, 2009 and December 31, 2008, allowances for doubtful accounts totaled $69,638 and $136,389, respectively.

Inventories. Inventories are stated at the lesser of cost (first in, first out method) or market. We review our inventory on a regular basis to determine if any reserves are necessary for potential obsolescence. As of June 30, 2009, management determined that the carrying amount of most raw materials is equivalent to prices currently available. No inventory was written down for the three and six months ended June 30, 2009.

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

Change in Fair Value of Warrants.  Effective January 1, 2009, we adopted the provisions of EITF 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  We reclassified the fair value of our common stock purchase warrants, which have the “dual-indexed” feature, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Our adoption of this standard is discussed in more detail below and in the accompanying Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07-5, warrants to purchase 6,200,000 shares of common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the warrants are effectively “dual-indexed” as they are denominated in U.S. dollars and our functional currency is Renminbi. As such, effective January 1, 2009, we reclassified the fair value of these warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. On January 1, 2009, as a cumulative effect adjustment, we reclassified $9.2 million from additional paid-in capital to retained earnings and $295,381 to long-term warrant liability in order to recognize the fair value of such warrants on such date. The fair value increased to $682,981 as of June 30, 2009. We recognized a $413,662 and $387,598 loss from this change in fair value for the three and six months ended June 30, 2009.

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

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115-2 and FAS No. 124-2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2 and FAS 124-2”), (ii) FSP FAS No. 107-1 and APB No. 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”), and (iii) FSP FAS No. 157-4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115-2 and FAS 124-2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157-4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period.  The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FAS 166 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

Item 4.

Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and interim chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon our evaluation, our chief executive officer and chief operating officer concluded that our disclosure controls and procedures are effective, as of the end of the period covered by this report, in ensuring that material information that we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA CLEAN ENERGY INC.

Date: August 13, 2009	By:	/s/ Tai-ming Ou
Tai-ming Ou Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2009	By:	/s/ Shannon Yan
Shannon Yan Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.

Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certification by Principal Executive Officer and Principal Financial Officer

________________________
* Filed herewith