Form 10-K/A
period 2008-12-31
CHINA CLEAN ENERGY INC
filed 2009-08-18
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

———————
FORM 10-K/A
(Amendment No. 1)
———————
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code: (224) 402-3270

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

(Check one):
☐	Large accelerated filer	☐	Accelerated filer
☐	Non-accelerated filer (Do not check if a smaller reporting company)	☑	Smaller reporting company

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐    No  ☑

The aggregate market value of the voting and non-voting Common Stock held by nonaffiliates computed by reference to the closing sales price of the Common Stock as of June 30, 2008 was $13,842,239. As of March 27, 2009 there were 31,512,269 shares of Common Stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the China Clean Energy Inc. (the “Company”) Annual Report on Form 10-K for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission on March 27, 2009 (the “Original Filing”). This Amendment is being filed to correct certain typographical errors and to amend Item 8 “Financial Statements and Supplementary Data,” in order to include a signed copy of the audit report of Michael T. Studer CPA P.C. with respect to the Company’s financial statement for the year ended December 31, 2007, a copy of which was inadvertently omitted in the Original Filing.

Unless otherwise indicated, this report speaks only as of the date that the original report was filed. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing. This Form 10-K/A does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures, including the exhibits to the Original Filing affected by subsequent events; however, this Form 10-K/A includes as exhibits 31.1, 31.2, 32.1 and 32.2 new certifications by the Company’s Chief Executive Officer and Chief Financial Officer as required by Rule 12b-15.

i

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

Products

Biodiesel Segment.  In November 2005 we filed an application with the State Intellectual Property Office of the People’s Republic of China (“SIPO”) for patent protection for our method of producing biodiesel from monomer acid. In December 2005, we began producing biodiesel and currently sell our biodiesel to regional service stations. On October 8, 2008, SIPO granted us a patent for our method of producing biodiesel from monomer acid.

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

Chemicals Segment.

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

Products Sold		% of Total Sales for the Period
1.	Dimer Acid	30.78%
2.	Polyamide Resin	29.99%
3.	Fatty Acid	9.06%
4.	Polyamide Hot Melt Adhesive	7.78%
5.	Biodiesel	7.68%
6.	High Performance Polyamide Hot Melt Adhesive	6.85%
7.	Printing Ink	3.65%
8.	Vegetable Asphaltum	2.19%
9.	Liquid Resin 651#	1.72%
10.	Trimer Acid	0.19%

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

Competition

Renewable Resource Chemicals.  We have several major competitors that also produce specialty chemicals from renewable resources. For instance, Jiangsu Yonglin Oil & Grease Chemicals Co., Ltd., located in the northern part of Jiangsu Province, produces polyamide resins from oleic acid. Shanghai Jiangqiao Chemical Factory, a private company located in a suburb of Shanghai, produces dimer acid from oleic acid. Zhejiang Henghua Huagong Co., Ltd., located in the Zhejiang Province, manufactures alkyd resin and polyamide resin from oleic acid. Zhejiang Huangyan Resin Chemical Industry Co., Ltd., located in Zhejiang Province, manufactures polyamide resin from oleic acid.

Biodiesel.  In the area of biodiesel production, we are aware of the existence of at least three main domestic competitors: Gushan Environmental Energy Ltd., with operations in Handan, Hebei Province, Fuzhou, Fujian Province, Mianyang, Sichuan Province, Beijing and Shanghai, China Biodiesel International Holding Co., Ltd., located in Longyan and Fujian Province and Wuxi Huahong Bio-fuel Co., Ltd., located in Wuxi, Jiangsu Province.

In addition, we may face competition from foreign competitors if such competitors choose to export their biodiesel to the People’s Republic of China.

Competitive Advantages and Strategy

Chemicals. We believe that our product formulations, price points, relationships, infrastructure, quality control standards, and reputation provide us with competitive advantages. We are currently able to maintain a lower cost structure than competitors based in the U.S. and Europe. Furthermore, we believe our competitive advantage in the People’s Republic of China is protected by our knowledge of government regulations, business practices, and strong relationships.

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

Biodiesel. We believe that we enjoy a material presence in the biodiesel industry in Fuqing City, Fujian Province, as there are only a handful of other companies currently in the country and the markets are extremely local due to transportation costs. In addition, we believe our industry relationships, contracts with feedstock suppliers, cost efficient manufacturing methods and ability to sell diesel co-products to our specialty chemical customers provide us with competitive advantages.

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

Sales and Marketing

Specialty Chemicals.  To date, we have developed relationships with current and future potential customers primarily through our participation and use of seminars, trade shows, industry conferences, websites and direct sales calls. We hope to continue to build on our success by expanding our sales force in the People’s Republic of China and increasing our focus on international markets. As our business expands, we intend to develop several sales channels, such as direct sales, working with industry-specific manufacturer representatives and through international strategic partnerships. Our sales strategy is designed to capitalize on our reputation, current industry trends and new market segments that have shown the most promise.

Biodiesel.  We currently plan on concentrating our sales efforts on the local market in the People’s Republic of China, as demand is expected to increase steadily over the next decade. However, as the business expands, we will evaluate global biodiesel prices for opportunities abroad, depending upon shipping and export costs, as biodiesel can sell for up to 50% to 100% more at the wholesale level overseas in comparison to the price in the People’s Republic of China. While we do not plan to rely on our ability to export biodiesel for our main growth and cannot predict when the market for biodeisel will retun to its normal patterns, we view the export opportunity as a potential enhancement to our business plan, especially given the higher prices that biodiesel can be sold at markets abroad.

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

Biodiesel.  We currently sell biodiesel to regional service stations in the People’s Republic of China. We believe that the market for biodiesel will expand and can absorb an increase in supply. Since we began selling biodiesel in December 2005 along with specialty chemicals, our best-selling product has been biodiesel. In fact, from January 2006 through December 2008, sales of biodiesel accounted for approximately 35% of our total sales for that time period.

Chemicals.  Our specialty chemical products are sold to companies domestically and exported globally to companies in Europe, the U.S. and Asia. We believe that high-quality and low-production costs have allowed us to gain successful entry into the global market and to diversify our customer base.

The following table depicts the top ten customers for the twelve-month period from January 1, 2008 through December 31, 2008.

Name of Customer		Products Sold	Sales for the Period by Customer	% of Sales for the Period
1.	Air Products and Chemicals (PTE) Ltd.	Specialty Chemicals	1,064,240.51	5.86%
2.	Cray Valley Resins PVT., Ltd.	Specialty Chemicals	1,063,544.73	5.85%
3.	Fuzhou Baisheng Precision Chemical Co., Ltd.	Specialty Chemicals	879,816.44	4.84%
4.	ABC Exports PVT, Ltd.	Specialty Chemicals	876,697.22	4.83%
5.	New Power Internationals Co., Ltd.	Specialty Chemicals	817,249.42	4.50%
6.	Fuqing Zhongdong Filling Station	Biodiesel	763,785.55	4.20%
7.	Hangzhou Yangsheng Chemical Co. Ltd.	Specialty Chemicals	739,000.37	4.07%
8.	HBG Exports Co., Ltd.	Specialty Chemicals	737,560.85	4.06%
9.	Dachang Resins (Huizhou) Co. Ltd.	Specialty Chemicals	672,709.85	3.70%
10.	Fuqing Risheng Filling Station	Biodiesel	631,032.03	3.47%
	Total (Top 10)		8,245,636.97	45.38%
	Total (Company)		18,169,835.41	100.00%

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

Name of Supplier		% of Feedstock Supplied for the Period
1.	Xinjiang Dasen Chemicals Co., Ltd.	8.46%
2.	Xinjiang Guansheng Technology Co., Ltd.	8.42%
3.	Fuqing Zhongde Waste Oil Recycling Co. Ltd.	7.30%
4.	Cangzhou Shuanyu Chemical Co., Ltd.	7.21%

During the twelve-month period from January 1, 2007 through December 31, 2007, we had four feedstock suppliers who supplied more than 5% of our feedstocks.

Name of Supplier		% of Feedstock Supplied for the Period
1.	Fuqing Zhongde Waste Oil Recycling Co. Ltd.	52.91%
2.	Fujian Quanzhou Zhongyuan Chemical Co., Ltd.	20.45%
3.	Xinjiang Guansheng Technology Co., Ltd.	12.16%
4.	Cangzhou Shuanyu Chemical Co., Ltd.	6.98%

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

	High	Low
Fiscal Year 2007
First Quarter	$3.10	$1.85
Second Quarter	$2.74	$1.35
Third Quarter	$2.25	$1.10
Fourth Quarter	$2.81	$1.60
Fiscal Year 2008
First Quarter	$2.29	$1.29
Second Quarter	$1.69	$0.73
Third Quarter	$0.80	$0.31
Fourth Quarter	$0.51	$0.14
Fiscal Year 2009
First Quarter (through March 18, 2009)	$0.18	$0.10

The last reported sales price of our common stock on the OTC Bulletin Board on March 18, 2009 was $0.17 per share.

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

Year Ended December 31, 2008 Compared to the Year Ended December 31, 2007

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

Liquidity and Capital Resources

Private Placement.  On January 9, 2008, we completed a private placement, pursuant to which we issued 10,000,000 shares of common stock and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share, for aggregate gross proceeds of $15,000,000. In connection with this private placement, we incurred placement agent fees of approximately $1,200,000, and issued the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share. In addition, we incurred other professional fees and expenses totaling approximately $90,000. The proceeds from the above financing were used, in part, to construct our second biodiesel facility, as well as for working capital purposes.

General.  As of December 31, 2008 and December 31, 2007, we had cash and cash equivalents of $2,913,711 and $1,133,555, respectively. The increase in cash and cash equivalents was primarily due to the net proceeds of $13,627,403 we received from the $15,000,000 private placement. We incurred a $16,503,785 capital expenditure on our Jiangyin plant and a $2,159,868 decrease in our accounts receivables. The decrease in account receivables was primarily attributable to our reduced specialty chemical exports.

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

Obligations under Material Contracts.  We had a capital commitment of approximately $3.0 million for the acquisition of plant equipment and machinery as of December 31, 2008. We had no material capital commitments as of December 31, 2007.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	Total
Tai-ming Ou President and Chief Executive Officer (principal executive officer)	2008	$31,136	$78,501	$109,637
	2007	$18,462	––	$ 18,462
———————

(1)	The dollar amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2008, in accordance with SFAS 123R.

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

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2008 for our named executive officer.

Outstanding Equity Awards at Fiscal Year-End Table

Name	Shares Subject to Options	Exercise Price	Vesting Schedule	Expiration	Vested Amount of Shares 12/31/2008
Tai-ming Ou	65,000(1)	$2.50	1/12 every three months following the grant date	10 years from date of grant	21,667
	65,000(1)	$3.00	1/12 every three months following the grant date	10 years from date of grant	21,667
———————

(1)	Vests in 12 equal installments every three months following the grant date.

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

Narrative to Director Compensation Table.  Ms. Qin Yang, the wife of Tai-ming Ou, was one of our original founders in 1995 and has been one of our directors since that time. In addition, since June 2006, Ms. Yang has been an independent contractor, and for such services received $1,442 per month or $17,298 per annum during the year ended December 31, 2008. In 2009, Ms. Yang’s monthly compensation as an independent contractor is anticipated to be at $1,442 per month or $17,298 per annum.

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

Principal Stockholders and Shareholding of Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 18, 2009 by:

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

Michael T. Studer CPA P.C. served as our principal accountant from October 30, 2006 through April 9, 2008 and audited our consolidated financial statements for the year ended December 31, 2007. Fees billed for professional services provided to our Company by this firm for the fiscal years ended December 31, 2007 and 2008 were:

	2008	2007
Audit Fees	$0	$102,000
Audit-Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Exhibits
Exhibit Number	Description
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

Dated: August 18, 2009

CHINA CLEAN ENERGY INC.

/s/ Tai-ming Ou
Tai-ming Ou
President and Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on August 18, 2009 in the capacities indicated.

Name	Title

/s/ Tai-ming Ou	President and Chief Executive Officer and Chairman
Tai-ming Ou	of the Board of Directors (Principal Executive Officer)

/s/ Shannon Yan	Interim Chief Financial Officer (Principal Financial
Shannon Yan	Officer and Principal Accounting Officer)

/s/ Ri-wen Xue	Chief Operating Officer and Director
Ri-wen Xue

/s/ Qin Yang	Director
Qin Yang

CHINA CLEAN ENERGY INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008 AND 2007

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

I have audited the accompanying consolidated balance sheets of China Clean Energy Inc. and subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Clean Energy Inc. and subsidiaries as of December 31, 2007 and the results of their operations and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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