Form 10-Q
period 2009-09-30
CHINA CLEAN ENERGY INC
filed 2009-11-12
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
———————
FORM 10-Q
———————

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
———————
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of November 12, 2009, 31,512,269 shares of the issuer’s common stock, $0.001 par value per share, were outstanding.

CHINA CLEAN ENERGY INC.

Table of Contents

		Page
PART I	FINANCIAL INFORMATION	1
Item 1.	Financial Statements	1
	Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008	1
	Consolidated Statements of Operations and Other Comprehensive Income (Loss)(Unaudited) for the Three Months and the Nine Months ended September 30, 2009 and 2008	2
	Consolidated Statements of Shareholders’ Equity and Comprehensive Income	3
	Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2009 and 2008 (Unaudited)	4
	Notes to Consolidated Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4.	Controls and Procedures	30
PART II	OTHER INFORMATION	30
Item 1A.	Risk Factors	30
Item 6.	Exhibits	30

PART I

FINANCIAL INFORMATION

Item 1.

Financial Statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

ASSETS
	September 30,	December 31,
	2009	2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$4,158,374	$2,913,711
Restricted cash	244,945	-
Accounts receivable, net of allowance for doubtful accounts of $69,733 and
$136,389 as of September 30, 2009 and December 31, 2008, respectively	1,252,237	1,092,768
Inventories, net	928,783	815,210
Advances for inventory and other current assets	452,226	310,773
Prepaid tax credit	99,791	-
Total current assets	7,136,356	5,132,462

PLANT AND EQUIPMENT, NET	24,575,426	19,167,624
INTANGIBLE ASSETS, NET	4,912,417	5,072,626
ADVANCES ON EQUIPMENT PURCHASES	-	3,649,192
TOTAL ASSETS	$36,624,199	$33,021,904

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$336,186	$350,618
Accrued liabilities	190,627	349,435
Customer deposits	81,200	31,422
Taxes payable	95,327	156,965
Short-term notes payables	244,945	-
Short-term bank loans	3,080,700	-
Long-term bank loans - current portion	-	236,308
Total current liabilities	4,028,985	1,124,748

WARRANT LIABILITIES	1,648,944	-
LONG-TERM BANK LOANS - NET OF CURRENT PORTION	-	21,553

COMMITMENTS AND CONTINGENCIES

Total liabilities	5,677,929	1,146,301

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares
issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 and
31,512,269 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	31,512	31,512
Additional paid-in capital	12,337,494	21,555,645
Statutory reserves	1,576,349	1,457,432
Retained earnings	13,834,443	5,661,025
Accumulated other comprehensive income	3,166,472	3,169,989
Total shareholders' equity	30,946,270	31,875,603

Total liabilities and shareholders' equity	$36,624,199	$33,021,904

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

REVENUES	$3,988,916	$4,101,578	$11,054,925	$14,053,372
Less: cost of goods sold	3,219,875	3,233,048	9,011,767	10,783,153
GROSS PROFIT	769,041	868,530	2,043,158	3,270,219

OPERATING EXPENSES
Selling and marketing	92,789	56,721	237,215	193,642
General and administrative	365,798	517,203	1,104,445	1,634,479
Research and development	27,523	32,154	83,135	123,158
Total operating expenses	486,110	606,078	1,424,795	1,951,279

INCOME FROM OPERATIONS	282,931	262,452	618,363	1,318,940

OTHER INCOME (EXPENSE)
Interest income (expense), net	(7,175)	7,910	(6,619)	17,718
Other income (expense), net	2,569	70,263	(3,353)	(7,939)
Change in fair value of warrant liabilities	(965,965)	-	(1,353,563)	-
Total other expenses	(970,571)	78,173	(1,363,535)	9,779

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	(687,640)	340,625	(745,172)	1,328,719

PROVISION FOR INCOME TAXES (CREDIT)	44,032	(61,074)	206,816	177,792

NET INCOME (LOSS)	(731,672)	401,699	(951,988)	1,150,927

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	43,544	15,704	(3,517)	1,887,762

COMPREHENSIVE INCOME (LOSS)	$(688,128)	$417,403	$(955,505)	$3,038,689

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of shares	31,512,269	31,512,269	31,512,269	31,182,599
Earnings (loss) per share	$(0.02)	$0.01	$(0.03)	$0.04

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Common Stock		Additional	Retained Earnings		Accumulated Other
			Paid-in	Statutory	Unrestricted	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance at December 31, 2007	21,512,269	$21,512	$7,034,473	$1,195,744	$5,325,897	$1,211,442	$14,789,068

Common stocks and warrants issued cash	10,000,000	10,000	13,617,403				13,627,403
Stock-based compensation			758,341				758,341
Net income					1,150,927		1,150,927
Adjustment to statutory reserve				258,906	(258,906)		-
Foreign currency translation adjustment						1,887,762	1,887,762

Balance at September 30, 2008 (Unaudited)	31,512,269	31,512	21,410,217	1,454,650	6,217,918	3,099,204	32,213,501

Stock-based compensation			145,428				145,428
Net income					(554,111)		(554,111)
Adjustment to statutory reserve				2,782	(2,782)		-
Foreign currency translation adjustment						70,785	70,785

Balance at December 31, 2008, as previously reported	31,512,269	31,512	21,555,645	1,457,432	5,661,025	3,169,989	31,875,603

Cumulative effect of reclassification of warrants			(9,539,704)		9,244,323		(295,381)

Balance, January 1, 2009, as adjusted	31,512,269	31,512	12,015,941	1,457,432	14,905,348	3,169,989	31,580,222

Stock-based compensation			321,553				321,553
Net loss					(951,988)		(951,988)
Adjustment to statutory reserve				118,917	(118,917)		-
Foreign currency translation adjustment						(3,517)	(3,517)

Balance at September 30, 2009 (Unaudited)	31,512,269	$31,512	$12,337,494	$1,576,349	$13,834,443	$3,166,472	$30,946,270

See accompanying notes to consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008 (UNAUDITED)

	Nine months ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(951,988)	$1,150,927
Adjusted to reconcile net income (loss) to cash provided
by operating activities:
Depreciation	532,442	514,268
Recovery of Bad debt expense	(66,606)	-
Amortization of intangible assets	160,088	168,382
Stock-based compensation expense	321,553	758,341
Write-down on inventory	-	23,871
Loss on disposal of assets	-	490
Change in fair value of warrants	1,353,563	-
Changes in operating assets and liabilities
Accounts receivable	(92,744)	1,804,833
Inventories	(113,488)	52,854
Advances for inventory and other current assets	(141,359)	(166,374)
Accounts payable	(14,400)	342,934
Accrued liabilities	(158,784)	50,948
Customer deposits	49,741	(166,042)
Taxes payables	(161,306)	(299,941)
Net cash provided by operating activities	716,712	4,235,491

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	(2,277,979)	(6,132,399)
Purchase of equipment	(11,753)	(4,231,925)
Proceeds from sale of equipment	-	1,747
Advances for equipment purchases	-	(1,681,328)
Net cash used in investing activities	(2,289,732)	(12,043,905)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(244,761)	-
Short-term notes payable	244,761	-
Net proceeds from issuance of common stock	-	13,627,403
Proceeds from short-term bank loans	3,078,390	-
Payments on short-term bank loans	-	(1,075,275)
Payments on long-term bank loans	(257,667)	(157,346)
Net cash provided by financing activities	2,820,723	12,394,782

EFFECT OF EXCHANGE RATE ON CASH	(3,040)	638,167

INCREASE IN CASH AND CASH EQUIVALENTS	1,244,663	5,224,535
CASH AND CASH EQUIVALENTS, beginning of period	2,913,711	1,133,555
CASH AND CASH EQUIVALENTS, end of period	$4,158,374	$6,358,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expenses paid (net of amount capitalized)	$-	$45,482
Income taxes paid	$210,271	$296,412

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

On November 5, 2007, CCER established a new wholly-owned subsidiary, Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), in Jiangyin Industrial Zone, Fuqing City, Fujian Province, PRC. Zhongde Energy plans to build a biodiesel and specialty chemicals refinery in the Jiangyin Industrial Park and produce and sell biodiesel and specialty chemicals products. The construction of its production plant was completed in October 2009 and trial production is expected to begin production in November 2009.

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

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. Current assets and current liabilities qualified as financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follow:

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

As of September 30, 2009 and December 31, 2008, the short-term and long-term bank loans amounted to $3,080,700 and $0, and $236,308 and $21,553, respectively. In accordance with the accounting standard, the Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Carrying Value as of September 30, 2009	Fair Value Measurements at September 30, 2009
		Level 1	Level 2	Level 3
Warrant liability	$1,648,944			$1,648,944

The following is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended September 30, 2009:

Warrant
Beginning balance*	$295,381
Total gains or losses:
Included in earnings	1,353,563
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfer in and/or out of Level 3	-
Ending balance	$1,648,944

* Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. As the result of the adoption, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrant liability to recognize the fair value of such warrants.  Refer to Note 9 for additional information.

A discussion of the valuation techniques used to measure fair value for the liability listed above and activity for this liability for the nine months ended September 30, 2009 is provided elsewhere in the notes.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the three and nine months ended September 30, 2009, there were no impairment charges.  Refer to elsewhere in the notes for impairment valuation.

Foreign Currency Translation

The functional currency of CCE and CCER is the United States dollar. The functional currency of Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14670 and $0.14670 at September 30, 2009 and December 31, 2008, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14659 and $0.14337 for the nine months ended September 30, 2009 and 2008, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the consolidated cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of September 30, 2009 and December 31, 2008, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,166,472 and $3,169,989, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful account is established and recorded based on managements’ assessment of potential losses based on the credit history and relationship with the customers. Management reviews its receivable on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Intangible Assets

Under the accounting standard regarding goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives will not be amortized but will be tested for impairment at least annually. Intangible assets other than goodwill will be amortized over their useful lives and reviewed for impairment in accordance with the accounting standard for accounting for impairment or disposal of long-lived assets.

Intangible assets consist of land use right and patents. All land in China is owned by government: however, the government grants “land use rights”. The Company through its 100% owned subsidiaries, owns three land use rights with usable life ranging from 42 to 50 years which will expire ranging from 2048 to 2058. The Company amortizes the cost of land use right over contract period.

Patents, which have legal life of 10 years in PRC, are being amortized over 10 years as management believes that ten years is the estimated useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of September 30, 2009 and December 31, 2008, the Company recorded an impairment loss totaling $0 and $74,817, respectively.

Short-term Notes Payable

Short-term notes payable are lines of credit extended by banks. When purchasing raw materials, the Company often issues a short-term note payable to the vendor. This short-term note payable bears no interest and is guaranteed by the bank for its complete face value and usually mature within three to six months period. The banks usually require the Company to deposit a certain amount of cash at the bank as a guarantee deposit, which is classified on the balance sheet as restricted cash.

Revenue Recognition

The Company follows the accounting standard regarding revenue recognition which specifies that revenue should be realized or realizable and earned when four criteria are met:

•	Persuasive evidence of an arrangement exists. (The Company considers its sales contracts to be persuasive evidence of an arrangement.)
•	Product is shipped or services have been rendered.
•	The seller’s price to the buyer is fixed or determinable.
•	Collectability of payment is reasonably assured.

The Company’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made, provided that: there are no uncertainties regarding customer acceptance; persuasive evidence of an arrangement exists; the sales price is fixed or determinable; and collectability is deemed probable.  Substantially all of the Company’s products are sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese value-added tax at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing their finished product.

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $79,586 and $41,859 for the three months ended September 2009 and 2008, respectively, and $172,720 and $153,280 for the nine months ended September 30, 2009 and 2008, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs.  In accordance to the FASB’s accounting standards for research and development costs, the Company expenses the costs associated with the research and development activities when incurred.

The research and development expenses are included in general and administrative expenses and totaled $27,523and $32,154 for the three months ended September 2009 and 2008, respectively, and $83,135and $123,158 for the nine months ended September 30, 2009 and 2008, respectively.

Stock-based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with the FASB’s accounting standards regarding accounting for stock based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services.. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

Income Taxes

The Company records income taxes pursuant to the FASB’s accounting standard for income taxes.  The accounting standard requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. Because there is no difference between income reported under General Accepted Accounting Principle in the United States and income reported under Chinese tax regulation, there are no deferred tax amounts at September 30, 2009 and December 31, 2008.

The Company adopted the FASB’s accounting standard for accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

Recent Accounting Pronouncements

In January 2009, the FASB issued an accounting standard amending the Impairment Guidance of recognition of interest income and impairment on purchased and retained beneficial interests in securitized financial assets. The newly issued accounting standard changes the impairment model included to be more consistent with the impairment model of another accounting standard for accounting for securities.  The new accounting standard remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of this FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) Recognition of Presentation of Other-Than-Temporary Impairments, (ii) Interim Disclosures about Fair Value of Financial Instruments, and (iii) Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which are effective for interim and annual reporting periods ending after June 15, 2009. The first Staff Position modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. The second Staff Position requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  The third Staff Position requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact the Company’s consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. In addition, it eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009; The Company is currently assessing the impact of the standard on its consolidated financial statements.

In June 2009, the FASB issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”).   This standard modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. It clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Further, it also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. The standard is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the standard on its consolidated financial statements.

In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU.  The adoption of this ASU did not have a material impact the Company’s consolidated financial statements.

In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently assessing the impact of this ASU on its consolidated financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Accounts receivable	$1,321,970	$1,229,157
Less: allowance for doubtful accounts	(69,733)	(136,389)
Accounts receivable, net	$1,252,237	$1,092,768

The following table consists of allowance for doubtful accounts at:

	September 30, 2009	December 31, 2008
	(Unaudited)
Beginning allowance for doubtful accounts	$136,389	$407,593
Additions to bad debt expense	-	-
Recovery of amount previously reserved	(66,606)	(294,543)
Effect of foreign currency translation gain (loss)	(50)	23,339
Ending allowance for doubtful accounts	$69,733	$136,389

NOTE 4 – INVENTORIES

Inventories consist of the following:

	September 30, 2009	December 31, 2008
	(Unaudited)
Raw materials	$527,656	$353,438
Work in process and packaging materials	3,897	70,360
Finished goods on shipment	-	38,856
Finished goods	397,230	352,556
Subtotal	928,783	815,210
Reserve for obsolete and slow-moving inventories	-	-
Total	$928,783	$815,210

As of September 30, 2009 and 2008, the Company recorded reserves of $0 and $24,359 for obsolete and slow-moving inventories, respectively. The amount has been included in the cost of goods sold for the three and nine months ended September 2009 and 2008, respectively.  Reserve for obsolete and slow-moving inventories was reduced by $25,463 due to the increase in inventory movement as of September 30, 2009.   There was no reduction in the reserve as of September 30, 2008.

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	September 30, 2009	December 31, 2008
	(Unaudited)
Buildings	$2,456,981	$2,456,981
Equipment and machinery	6,630,796	6,620,068
Office equipment and vehicles	52,414	51,380
Construction in progress	19,008,487	13,079,606
Total	28,148,678	22,208,035
Less accumulated depreciation	(3,573,252)	(3,040,411)
Plant and equipment, net	$24,575,426	$19,167,624
Advances on equipment purchases	$-	$3,649,192

Construction in progress represents materials, labor costs, and capitalized interest incurred to construct the production plant of Zhongde Energy Co., Ltd in Jiangyin, Fujian. Construction of the production plant was completed in October  2009.

Depreciation expense was $177,646 and $200,337 for the three months ended September 30, 2009 and 2008 and was $532,442 and $514,268 for the nine months ended September 30, 2009 and 2008, respectively. During the three months ended September 30, 2009 and 2008, interest expense of $44,645 and $8,621 was capitalized into construction in progress, respectively.  For the nine months ended September 30, 2009 and 2008, interest expense of $63,468 and $45,482 was capitalized into construction in progress, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30, 2009	December 31, 2008
	(Unaudited)
Land use rights	$4,950,538	$4,950,538
Patents and licenses	1,202,940	1,349,640
Total	6,153,478	6,300,178
Less accumulated amortization	(1,241,061)	(1,227,552)
Total intangible assets, net	$4,912,417	$5,072,626

Amortization expense for the three months ended September 30, 2009 and 2008 amounted to $51,749 and $61,175, respectively; and $160,088 and $168,382 for the nine months ended September 30, 2009 and 2008, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as the following:

Years	Estimated Amortization Expense
2010	$193,858
2011	$189,457
2012	$189,457
2013	$189,457
2014	$189,457

NOTE 7 – BANK INDEBTEDNESS

Bank indebtedness consists of:

	September 30, 2009	December 31, 2008
	(Unaudited)
Long-term bank loans
Due bank, interest at 115% of PRC prime rate, secured by certain buildings and land use rights, repaid 2009	$-	$257,861
Less current portion	-	(236,308)
Short-term bank loans
Due bank, interest at 5.841% payable monthly through April 2010 ,secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde.	1,467,000
Due bank, interest at 5.841% payable monthly through April 2010 ,secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde.	1,613,700
Total	$3,080,700	$21,553

Total interest expense on the bank loans for the three months ended September 30, 2009 and 2008 amounted to $44,645 and $8,621, respectively and for the nine months ended September 30, 2009 and 2008 amounted to $63,468 and $45,482, respectively.  Interest expense incurred for both periods was fully capitalized into construction in progress.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $11,851 and $287 for the three months ended September 30, 2009 and 2008, respectively; and amounted to $28,775 and $12,227 for the nine months ended September 30, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of September 30, 2009 and December 31, 2008, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

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

As of January 1, 2009, the Company did not successfully commence production of biodiesel at the Jiangyin location, and the 1,500,000 shares of Company’s common stock held in escrow account that was previously owned by those four shareholders and officers had been transferred to investors. The Company expects that the transfer of the 1,500,000 shares of Company’s common stock will not affect the Company’s financial results.

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

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.  As a result of adoption, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because these warrants are denominated in US dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed”. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants, which have the “dual-indexed” feature, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value increased to $1,648,944 as of September 30, 2009. As such, the Company recognized a $965,965 loss from the change in fair value for the three months ended September 30, 2009 and a $1,353,561 not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30,	January 1,
	2009	2009
	(Unaudited)	(Unaudited)
Annual dividend yield	—	—
Expected life (years)	3.25	4.00
Risk-free interest rate	1.45%	1.55%
Expected volatility	107%	99%

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

Following is a summary of warrant activity and status:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
December 31, 2007	-	-	-	-
Granted	6,200,000	6,200,000	$2.00	5.0
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at September 30, 2008 (Unaudited)	6,200,000	6,200,000	$2.00	4.25
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2008	6,200,000	6,200,000	$2.00	4.00
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at September 30, 2009 (Unaudited)	6,200,000	6,200,000	$2.00	3.25

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

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the three months ended September 30, 2009 and 2008, $83,030 and $251,103 was amortized and recorded as compensation and for the nine months ended September 30, 2009 and 2008, $321,553 and $758,341 was amortized and recorded as compensation expense.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	-	$-	$-
Granted	1,680,000	2.75	3,043,429
Forfeited	(1,070,000)		(1,902,143)
Exercised	-	-	-
Outstanding as of December 31, 2008	610,000	$2.75	$1,141,286
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding as of September 30, 2009	610,000	$2.75	$-
(Unaudited)

As of September 30, 2009, outstanding and exercisable options are out of money; thus these options have no intrinsic value.

Following is a summary of the status of options outstanding at September 30, 2009:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	305,000	8.25	$2.50	190,417	8.25
$3.00	305,000	8.25	$3.00	190,417	8.25
Total	610,000			380,834

NOTE 11 - EARNINGS PER SHARE

For the three and nine months ended September 30, 2009, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants anti-dilutive. The basic and diluted earnings (loss) per share for the three months ended September 30, 2009 and 2008 were ($0.024) and $0.01, respectively and for the nine months ended September 30, 2009 and 2008 were ($0.031) and $0.04, respectively.

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

The Company has total registered capital $15,612,485.  As of September 30, 2009 and December 31, 2008, the Company allocated $1,576,349 and $1,457,432, respectively, to the statutory reserves.  The additional amount that still needs to be allocated to statutory reserves to meet the 50% of registered capital as of September 30, 2009 is approximately $6,229,893.

NOTE 13 – TAXES

Income Taxes

Income taxes expenses consist of:

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
PRC	$44,032	$(61,074)	$206,816	$177,792
United States	-	-	-	-
Total current	44,032	(61,074)	206,816	177,792
Deferred	-	-	-	-
Total	$44,032	$(61,074)	$206,816	$177,792

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

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the three months and nine months ended September 30, 2009 and 2008:

	2009	2008
	(Unaudited)	(Unaudited)
U.S. Statutory rates	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
Tax exemption	(13)	(13)
Total provision for income taxes	12%	12%

For the three months ended September 30, 2009 and 2008, the Company’s effective income tax rate was (6.4%) and (17.9%).  For the nine months ended September 30, 2009 and 2008, the Company’s effective income tax rate was (27.8%) and 13.4%.  These rates differ from the stated effective tax rate in China mainly due to losses incurred by the non-Chinese entities that are not deductible in the PRC.

The estimated tax savings for the three months ended September 30, 2009 and 2008 amounted to $67,541 and $131,969. The net effect on earnings per share had the income tax been applied would decrease earnings per share from ($0.03) to ($0.033) in 2009 and $0.01 to $0.009 in 2008. The estimated tax savings for the nine months ended September 30, 2009 and 2008 amounted to $181,479 and $359,688. The net effect on earnings per share had the income tax been applied would decrease earnings per share from ($0.02) to ($0.03) in 2009 and $0.04 to $0.03 in 2008.

The Company has cumulative undistributed earnings of foreign subsidiaries of $ 9,101,043 as of September 30, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CCE was incorporated in the United States and has incurred net operating losses for income tax purposes for the periods ended September 30, 2009. The estimated net operating loss carry forwards for United States income taxes amounted to approximately $1,793,000 and $1,564,000 as of September 30, 2009 and December 31, 2008, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2024 and 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of September 30, 2009 was $627,567 and the valuation allowance was increased by $80,242 for the nine months ended September 30, 2009. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $256,967 and $106,935 for the three months ended September 30, 2009 and $406,800 and $483,279 for the three months ended September 30, 2008. VAT on sales and VAT on purchases amounted to $944,631 and $984,445 for the nine months ended September 30, 2009 and $1,665,336 and $1,415,320 for the nine months ended September 30, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of September 30, 2009, because the Company’s purchases and VAT taxes paid are greater than sales during the period resulting in prepaid tax credits of $99,791 that can be used to offset future VAT on sales. As of December 31, 2008, VAT payable amounted to $72,729.

NOTE 14 – RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director of China Clean Energy Inc. and a major shareholder of the company. In the nine months ended September 30, 2009 and 2008, such purchases totaled $0 and $864,848, respectively. As of September 30, 2009 and December 31, 2008, there were no outstanding payables due to these companies.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the synthesis and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets were located in the PRC. Geographic area data is based on product shipment destination.

Net sales for the three months ended September 30, 2009 and 2008 consist of:

	2009		2008
	(Unaudited)		(Unaudited)
	Sales	GP%	Sales	GP%

China	$1,511,015	9.41%	$2,392,941	21.80%
India	1,065,588	24.71%	715,314	23.30%
Other foreign countries	1,412,313	23.94%	993,323	17.80%
Total Sales	$3,988,916	18.64%	$4,101,578	21.0%

Net sales for the nine months ended September 30, 2009 and 2008 consist of:

	2009		2008
	(Unaudited)		(Unaudited)
	Sales	GP%	Sales	GP%

China	$5,556,651	11.22%	$9,796,092	21.22%
India	2,890,259	27.31%	2,315,627	29.11%
Other foreign countries	2,608,015	24.20%	1,941,653	27.85%
Total Sales	$11,054,925	18.49%	$14,053,372	23.44%

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

The Company’s demand deposits are in accounts maintained with state owned banks within the People’s Republic of China and an offshore account in United States of America. Total cash deposited with banks within the People’s Republic of China, including restricted cash balances, as of September 30, 2009 and December 31, 2008 amounted to $4,340,356 and $2,902,707, respectively, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the three months ended September 30, 2009, one customers for specialty chemical products (no customer for biodiesel product) accounted for 18.63% of net sales. For the three months ended September 2008, one customer (for both biodiesel and specialty chemical products) accounted for 11.59% of net sales. For the nine months ended September 30, 2009, two customers for specialty chemical products (no customer for biodiesel product) accounted for 10.73% and 10.25%, respectively, of net sales. In 2008, no customer (for both biodiesel and specialty chemical products) accounted for over 10% of net sales. The accounts receivable due from these customers amounted to $213,495 and $0, respectively, as of September 30, 2009 and December 31, 2008.

For the three months ended September 30, 2009, two suppliers for feedstock and raw materials accounted for 20.40% and 16.01%, respectively, of the total raw material purchase. For the three months ended September 2008, four suppliers for feedstock and raw materials accounted for 12.51%, 11.62%, 11.50%, and 11.16%, respectively, of the total raw materials purchase. For the nine months ended September 30, 2009, two suppliers for feedstock and raw materials accounted for 18.66% and 14.26%, respectively, of the total raw material purchase. In 2008, one supplier for feedstock and raw materials accounted for 10.59% of the total raw material purchase. There were no accounts payable due to these suppliers as of September 30, 2009 and December 31, 2008.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of September 30, 2009.

NOTE 18 – SUBSEQUENT EVENTS

The Company has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued.

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

Recent Events

We commenced the construction of the new Jiangyin plant in December 2007 and completed construction in October 2009. The Jiangyin Industrial Park at which the new facility is located is equipped with a deep sea harbor capable of servicing 100,000 ton cargo ships, a container port and railroad that will be connected to the People’s Republic of China’s national railroad network. The plant has the flexibility to produce 100,000 tons of biodiesel per year, or 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. We believe our expansion on both biodiesel and specialty chemical production capacity will help us to increase our competitiveness and profitability in the future.

Three months ended September 30, 2009 compared to the three months ended September 30, 2008

Revenues. During the quarter ended September 30, 2009, we had net sales of $3,988,916 (12% from biodiesel sales and 88% from specialty chemicals sales), as compared to net sales of $4,101,578 (100% from specialty chemicals sales) during the quarter ended September 30, 2008, representing a decrease of approximately 3%. This decrease was attributable to lower selling prices, primarily driven by the declining demand in the domestic specialty chemicals market.  Export sales increased by about 45% in the quarter ended September 30, 2009 as compared to the quarter ended September 30, 2008 due to increased demand in the international market, particularly India and Singapore.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $3,219,875 for the quarter ended September 30, 2009, as compared to cost of goods sold of $3,233,048 for the quarter ended September 30, 2008. We had a gross profit of $769,041 for the quarter ended September 30, 2009, as compared to a gross profit of $868,530 for the quarter ended September 30, 2008, representing gross margins of approximately 19% and 21%, respectively. This decrease in gross margins primarily resulted from less profitable biodiesel sales  due to the depressed selling prices.

Selling Expenses. Selling expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries totaled $92,789 for the quarter ended September 30, 2009, as compared to $56,721 for the quarter ended September 30, 2008, representing an increase of approximately 64%. This increase was primarily due to the increase in our specialty chemicals exports (which increased from approximately $1.7 million during the quarter ended September 30, 2008 to approximately $2.5 million during the quarter ended September 30, 2009), related export and freight charges and commissions.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $393,321 for the quarter ended September 30, 2009, as compared to $549,357 for the quarter ended September 30, 2008, representing a decrease of approximately 28%. This decrease was primarily attributable to lower stock-based compensation expense due to a reduction in the number of our employees and cancellation of certain consulting services.

Net Income. We recorded a net loss of $731,672, or a loss of $0.02 per basic and diluted share, for the quarter ended September 30, 2009, which included a non-cash charge of $965,965 due to change in fair value measurement of the warrant liabilities. We recorded a net income of $401,699, or $0.01 per basic and diluted share, for the quarter ended September 30, 2008.

We review our non-GAAP adjusted net earnings to measure the performance of our business.  The non-GAAP adjusted net earnings exclude both non-recurring items and non-cash charges related to the warrants issued in connection with our 2008 private placement. We believe that these non-GAAP adjusted financial measures are helpful because they reflect our essential operating activities and provide a consistent method of comparison to historical periods. We believe that providing these non-GAAP measures to investors is beneficial for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand our financial performance as compared to historical periods without variation of non-recurring items and non-operating related charges. In addition, investors are able to evaluate our performance using the same methodology and information as that used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income.

	Three months ended September 30,
	2009	2008

Net Income (Loss)	$(731.672)	$401,699
Add back (Deduct):
Change in fair value of warrant	$965,965
Stocked-based compensation	$83,030	$504.722
Adjusted Net Income	$317,323	$906,421

Diluted Earnings Per Share	$(0.02)	$0.01
Add back (Deduct)
Change in fair value of warrant	$0.03
Stocked-based compensation	$-	$0.02
Adjusted Earnings Per Share	$0.01	$0.03

The adjusted net income of $317,323 and the adjusted earnings per share of $0.01 per diluted share for the quarter ended September 30, 2009 in the table above excludes a $965,965 non-cash charge due to change in the fair value of warrants and a $83,030 stock-based compensation expense . Our adjusted net income for the quarter ended September 30, 2008 was $906,421, or $0.03 per diluted share.

Nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

 Revenues. During the nine months ended September 30, 2009, we had net sales of $11,054,925 (17% from biodiesel sales and 83% from specialty chemicals sales), as compared to net sales of $14,053,372 (4% from biodiesel sales and 96% from specialty chemicals sales) during the nine months ended September 30, 2008, representing a decrease of approximately 21%. This decrease was attributable to lower selling prices, primarily driven by the declining demand in the domestic specialty chemicals market as the economic downturn continued in 2009.

Gross Profit. The cost of goods sold was $9,011,767 for the nine months ended September 30, 2009, as compared to cost of goods sold of $10,783,153 for the nine months ended September 30, 2008. We had a gross profit of $2,043,158 for the nine months ended September 30, 2009, as compared to a gross profit of $3,270,219 for the nine months ended September 30, 2008, representing gross margins of approximately 18% and 23%, respectively. This decrease in gross profit resulted from a decrease in selling prices and the decrease in gross margins was primarily due to the low biodiesel gross margins as the selling price remained depressed.

Selling Expenses. Selling expenses totaled $237,215 for the nine months ended September 30, 2009, as compared to $193,642 for the nine months ended September 30, 2008.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $1,187,580 for the nine months ended September 30, 2009, as compared to $1,757,637 for the nine months ended September 30, 2008, representing a decrease of approximately 32%. This decrease was primarily attributable to lower stock-based compensation expense due to a reduction in the number of our employees and cancellation of certain consulting services.

Net Income. We had a net loss of $951,988, or a loss of $0.03 per basic and diluted share, for the nine months ended September 30, 2009, which loss included a non-cash charge of $1,353,563 due to change in fair value measurement of the warrant liabilities. We had a net income of $1,150,927, or $0.04 per basic and diluted share, for the nine months ended September 30, 2008. This decrease in net income for the nine months ended September 30, 2009 was primarily attributable to the decline in sales demand and selling prices in both biodiesel and specialty chemical markets.

Please see above for a discussion of the benefits of providing non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income.

	Nine months ended September 30,
	2009	2008

Net Income (Loss)	$(951,988)	$1,150,927
Add back (Deduct):
Change in fair value of warrant	$1,353,563
Stocked-based compensation	$321,553	$758,341
Adjusted Net Income	$723,128	$1,909,268

Diluted Earnings Per Share	$(0.03)	$0.04
Add back (Deduct)
Change in fair value of warrant	$0.04	-
Stocked-based compensation	$0.01	$0.02
Adjusted Earnings Per Share	$0.02	$0.06

The adjusted net income of $723,128 or the adjusted EPS of $0.02 per diluted share, for the nine months ended September 30, 2009 in the table above excludes a $1,353,563 non-cash charge due to change in fair value measurement of warrant liabilities and a $321,553 stock-based compensation expense. Our adjusted net income for the nine months ended September 30, 2008 was $1,909,268, or $0.06 per diluted share.

Liquidity and Capital Resources

Loan Agreement. On April 14, 2009, our wholly owned subsidiary Fujian Zhongde Technology Co. Ltd. entered into a loan agreement and a bank note financing agreement with Fuzhou City Commercial Bank.  Pursuant to the loan agreement, Fujian Zhongde Technology Co. Ltd. borrowed RMB 10 million, or approximately $1.5 million, at an annual interest rate of 5.841%.  The loan is payable monthly on the 20th day of each month starting April 20, 2009.  The loan matures on April 1, 2010 and its repayment is secured by, among other things, the land and buildings of Fujian Zhongde Technology Co. Ltd. and by the land of Fujian Zhongde Energy Co., Ltd., our other wholly owned subsidiary.  The proceeds from the loan shall be used primarily for construction of our new facility and for working capital associated with the production of specialty chemicals and biodiesel at the facility. Fujian Zhongde Technology Co. Ltd. shall be subject to a penalty interest rate of 10.52% in the event that it does not use the proceeds from the loan as specified in the loan agreement or timely repay the loan.

Pursuant to the bank note financing agreement, Fujian Zhongde Technology Co. Ltd. established a RMB 11 million, or approximately $1.6 million, revolving line of credit.  All advances under the bank note financing agreement shall be evidenced by a promissory note with a floating interest rate based on the face value and maturity period of such note.  Fujian Zhongde Technology Co. Ltd. must repay all advances under the bank note financing agreement by April 1, 2010.  The repayment of advances is secured by, among other things, the land and buildings of Fujian Zhongde Technology Co. Ltd. and by the land of Fujian Zhongde Energy Co., Ltd.  Advances shall be primarily used for construction of our new facility, and for working capital associated with the production of specialty chemicals and biodiesel at the facility. On June 24, 2009, the Company changed the RMB 11 million bank acceptance note into a nine-month term loan, as the Company no longer uses the bank acceptance note to do business due to customer requirements on using bank acceptance notes. Interest rates and other bank terms stay unchanged.

General. As of September 30, 2009 and December 31, 2008, we had cash and cash equivalents of $4,158,374 and $2,913,711, respectively. The increase in cash and cash equivalents was primarily attributable to the $3,078,390 of proceeds we received from short-term bank loans, partly offset by $2,277,979 of capital expenditures on our new plant.

Net cash provided by operating activities totaled $716,712 for the nine months  ended September 30, 2009, as compared to net cash provided by operating activities of $4,235,491 for the nine months ended September 30, 2008. This decrease in net cash provided by operating activities was primarily due to a significant decline in operating profit and payments for inventory purchases during the nine months ended September 30, 2009

Net cash used in investing activities totaled $2,289,732 for the nine months ended September 30, 2009, as compared to $12,043,905 for the nine months ended September 30, 2008. This decrease was primarily a result of greater construction expenses for the nine months ended September 30, 2008 that were related to the purchase of materials and equipment for the new production plant, ongoing construction and an increase in advanced payments to equipment vendors, materials vendors and construction contractors. Because we were nearing completion of our plant in Jiangying in the summer and fall of 2009, our construction related expenses decreased for the nine months ended September 30, 2009.

Net cash provided by financing activities totaled $2,820,723 for the nine months ended September 30, 2009, as compared to $12,394,782 for the nine months ended September 30, 2008. This decrease was primarily due to the fact that we completed a $15 million private placement during the nine months ended September 30, 2008, combined with the fact that we retired certain bank loans during the nine months ended September 30, 2009, which were partially offset by our issuance of certain short term notes during the nine months ended September 30, 2009.

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

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Accounts receivable and trades outstanding on September 30, 2009 and December 31, 2008 totaled $1,252,237 and $1,092,768, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of September 30, 2009 and December 31, 2008, allowances for doubtful accounts totaled $69,733 and $136,389, respectively.

Inventories. Inventories are stated at the lesser of cost (first in, first out method) or market. We review our inventory on a regular basis to determine if any reserves are necessary for potential obsolescence. As of September 30, 2009, management determined that the carrying amount of most raw materials is equivalent to prices currently available. No inventory was written down for the three and nine months ended September 30, 2009.

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

Change in Fair Value of Warrants.  Effective January 1, 2009, we adopted the provisions of EITF 07 5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07 5”).  We reclassified the fair value of our common stock purchase warrants, which have the “dual-indexed” feature, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. Our adoption of this standard is discussed in more detail in the accompanying Unaudited Condensed Consolidated Financial Statements.

Recently Issued Accounting Pronouncements

Financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock.  As a result of adopting EITF 07 5, warrants to purchase 6,200,000 shares of common stock previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because the warrants are effectively “dual-indexed” as they are denominated in U.S. dollars and our functional currency is Renminbi. As such, effective January 1, 2009, we reclassified the fair value of these warrants from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired. On January 1, 2009, as a cumulative effect adjustment, we reclassified $9.2 million from additional paid-in capital to retained earnings and $295,381 to long-term warrant liability in order to recognize the fair value of such warrants on such date. The fair value increased to $1,648,944  as of September 30, 2009. We recognized a $965,965 and $1,353,563 loss from this change in fair value for the three and nine months ended September 30, 2009.

In January 2009, the Financial Accounting Standards Board (“FASB”) issued EITF 99 20 1, “Amendments to the Impairment Guidance of EITF Issue No. 99.20, and EITF Issue No. 99 20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“EITF 99 20 1”).  EITF 99 20 1 changes the impairment model included within EITF 99 20, “Accounting for Retained Interests in Securitizations” (“EITF 99 20”) to be more consistent with the impairment model of SFAS 115, “Accounting for Certain Investments in Debt and Equity”.  EITF 99 20 1 achieves this by amending the impairment model in EITF 99 20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of EITF 99 20 1 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued three related FASB Staff Positions: (i) FSP FAS No. 115 2 and FAS No. 124 2, Recognition of Presentation of Other-Than-Temporary Impairments (“FSP FAS 115 2 and FAS 124 2”), (ii) FSP FAS No. 107 1 and APB No. 28 1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107 1 and APB 28 1”), and (iii) FSP FAS No. 157 4, Determining the Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157 4”), which are effective for interim and annual reporting periods ending after June 15, 2009. FSP FAS 115 2 modifies the requirement for recognizing other-than-temporary impairments, changes the existing impairment model, and modifies the presentation and frequency of related disclosures. FSP 107 1 and APB 28 1 require disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements.  FSP 157 4 requires new disclosures regarding the categories of fair value instruments, as well as the inputs and valuation techniques utilized to determine fair value and any changes to the inputs and valuation techniques during the period. The adoption of these FASB Staff Positions did not have a material impact on our  consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets an amendment of FASB Statement No. 140 (“FAS 166”), which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FAS 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures.  FAS 166 is effective for fiscal years beginning after November 15, 2009.  We are is currently assessing the impact of the standard on our consolidated financial statements.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FAST Interpretation No. 46® (“FAS 167”), which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FAS 167 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FAS 167 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FAS 167 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FAS 167 is effective for fiscal years beginning after November 15, 2009. We are currently assessing the impact of the standard on our consolidated financial statements.

              In August 2009, the FASB issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. We are is currently assessing the impact of this ASU on our consolidated financial statements.

             In October 2009, the FASB issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently assessing the impact of this ASU on our consolidated financial statements.

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

There were no changes in our internal control over financial reporting during the nine month period ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We continue to be subject to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 27, 2009, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on August 18, 2009.

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

CHINA CLEAN ENERGY INC.

Date:
November 12, 2009	By:	/s/ Tai-ming Ou
Tai-ming Ou Chief Executive Officer (Principal Executive Officer)

Date:
November 12, 2009	By:	/s/ Shannon Yan
Shannon Yan Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1*	Section 302 Certification by Principal Executive Officer

31.2*	Section 302 Certification by Principal Financial Officer

32.1*	Section 906 Certification by Principal Executive Officer and Principal Financial Officer

________________________
* Filed herewith