Form 10-K
period 2009-12-31
CHINA CLEAN ENERGY INC
filed 2010-03-31
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009

OR

☐           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-126900

CHINA CLEAN ENERGY INC.

(Exact name of Registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification Number)

Jiangyin Industrial Zone, Jiangyin Town Fuqing City, Fujian Province People’s Republic of China	350309
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code: (347) 235-0258

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such filed). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity on the OTC Bulletin Board on such date was approximately $6,186,459.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2010
Common Stock, $0.001 par value	31,512,269

Documents incorporated by reference:

None

TABLE OF CONTENTS

PART I		1

Item 1.	Business.	1

Item 1A.	Risk Factors.	9

Item 1B.	Unresolved Staff Comments.	21

Item 2.	Properties.	21

Item 3.	Legal Proceedings.	21

Item 4.	Reserved.	21

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.	21

Item 6.	Selected Financial Data.	22

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	29

Item 8.	Financial Statements and Supplementary Data.	29

Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	50

Item 9A(T).	Controls and Procedures.	50

Item 9B.	Other Information.	51

PART III		49

Item 10.	Directors, Executive Officers and Corporate Governance.	51

Item 11.	Executive Compensation.	53

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	54

Item 13.	Certain Relationships and Related Transactions, and Director Independence.	55

Item 14.	Principal Accountant Fees and Services.	57

PART IV		57

Item 15.	Exhibits and Financial Statement Schedules.	57

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

Recent Developments

We completed construction of a new biodiesel and specialty chemical focused production facility in the new Fuqing Jiangyin Industrial Park in the Fujian Province, People’s Republic of China in October 2009.  We successfully completed the trial production phase at our new facility at the end of 2009 and, as of January 2010, the new plant is fully operational. We have moved our administrative headquarters to the new plant.

The Fuqing Jiangyin Industrial Park is equipped with a deep sea harbor capable of servicing 100,000 ton cargo ships, a container port and railroad that will be connected to the People’s Republic of China’s national railroad network. The facility has the flexibility to produce 100,000 tons of biodiesel per year, or 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. We believe our expansion of both biodiesel and specialty chemical production capacity will help us to increase our competitiveness and profitability in the future.  The new plant increases our specialty-chemicals capacity by 30,000 tons per year to a total of 40,000 tons per year.

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

Biodiesel Benefits.  We believe that the main benefit derived from using biodiesel comes from the reduction in carbon dioxide and other emissions generated when using this biodegradable, low toxicity fuel.

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

Other benefits of biodiesel include:

•	Biodegradability - According to a study performed at the University of Idaho in 2004, biodiesel tends to degrade more rapidly than petroleum diesel.

•
Improved Safety - According to the U.S. Department of Energy, the flash point, or temperature at which fuel “autocombusts” under pressure, of biodiesel blends increases as the percentage of biodiesel increases. Therefore, pure biodiesel or blends of biodiesel with petroleum diesel are safer to store, handle, and use than petroleum diesel.

•
Better Lubricity - According to the National Biodiesel Board, the addition of biodiesel, even in very small quantities, has been shown to provide increases in fuel lubricity using a variety of bench scale test methods.

•
Alternative Fuel Performance - According to a 1998 study jointly sponsored by the U.S. Department of Agriculture and the U.S. Department of Energy, biodiesel and petroleum diesel have very similar energy efficiencies.

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

Hot-Melt Adhesives. We manufacture dimer acid-based polyamide hot-melt adhesives and a wide variety of high-performance polyamide hot-melt adhesives. We offer products with varying softening points, tensile strengths, viscosities and adhesion strengths. These products are used in a wide range of applications, from book-binding and adhesion of fabrics, leather, plastic and wood to cementation of metal, ceramics and electronic components.

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

Sales

The following table sets forth our sales by product category for the twelve-month period from January 1, 2009 through December 31, 2009. As shown in the table, during the twelve-month period ending December 31, 2009, dimmer acid was our top selling product, accounting for 30.30% of total sales.

Products Sold		% of Total Sales for the Year
1.	Dimer Acid	30.30%
2.	Polyamide Hot Melt Adhesive	21.09%
3.	Polyamide Resin	15.41%
4.	Biodiesel	14.84%
5.	Fatty Acid	9.73%
6.	Printing Ink	4.49%
7.	Liquid Resin 651#	1.90%
8.	Vegetable Asphaltum	1.88%
9.	High Performance Polyamide Hot Melt Adhesive	0.30%
10.	Purity Dimer Acid	0.06%

The following table sets forth our sales by product category for the twelve-month period from January 1, 2008 through December 31, 2008. As shown in the table, during the twelve month period ended December 31, 2008, dimer acid was our top selling product, accounting for 30.78% of total sales.

Products Sold		% of Total Sales for the Year
1.	Dimer Acid	30.78%
2.	Polyamide Resin	29.99%
3.	Fatty Acid	9.06%
4.	Polyamide Hot Melt Adhesive	7.78%
5.	Biodiesel	7.68%
6.	High Performance Polyamide Hot Melt Adhesive	6.85%
7.	Printing Ink	3.65%
8.	Vegetable Asphaltum	2.19%
9.	Liquid Resin 651#	1.72%
10.	Trimer Acid	0.19%
11.	Glue	0.11%

The Biodiesel and Specialty Chemicals Markets

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

Potential for Increase in Diesel Engines. The People’s Republic of China's central government introduced an updated Auto Policy in 2004, which stipulates that gasoline consumption should decline 15% by 2010. The People’s Republic of China’s recent gasoline shortages and the enforcement of this new policy may be likely to increase the adoption of diesel cars over the next several years.

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

Competition

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

We believe that our product formulations, price points, relationships, infrastructure, quality control standards, and reputation provide us with competitive advantages with respect to the production and sale of specialty chemicals. We are currently able to maintain a lower cost structure than competitors based in the U.S. and Europe. Furthermore, we believe our competitive advantage in the People’s Republic of China is protected by our knowledge of government regulations, business practices, and strong relationships.

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

Growth Strategy

In response to growing global demand for transport fuels and clean technologies, we are focused on increasing our biodiesel and specialty chemical production capacity. We expanded our existing 311,000 square-foot biodiesel and specialty chemical production facility located in the Fujian Province, People’s Republic of China. In addition, in October 2009 we completed construction of a new biodiesel and specialty chemical focused production facility in the new Fuqing Jiangyin Industrial Park in the Fujian Province, People’s Republic of China. The new facility is located 20 miles from our existing facility and is 20,000 square meters in size. The Fuquing Jiangyin Industrial Park is equipped with a deep sea harbor capable of 100,000 ton cargo ships, a container port, and railroad to be connected to the People’s Republic of China’s national railroad network. The plant has the flexibility to produce up to 100,000 tons of biodiesel per year, or 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. We expect that the new plant’s proximity to our existing plant will help us to improve our efficiency and cost effectiveness. As we grow and secure more customers, we plan to build more plants in strategic locations throughout the People’s Republic of China, including in the Hebei Province and/or the Xinjiang Province.

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

Sales and Marketing

Biodiesel.  We currently plan on concentrating our sales efforts on the local market in the People’s Republic of China, as demand is expected to increase steadily over the next decade. However, as the business expands, we will evaluate global biodiesel prices for opportunities abroad, depending upon shipping and export costs, as biodiesel can sell for up to 50% to 100% more at the wholesale level overseas in comparison to the price in the People’s Republic of China. While we do not plan to rely on our ability to export biodiesel for our main growth and cannot predict when the market for biodeisel will return to its normal patterns, we view the export opportunity as a potential enhancement to our business plan, especially given the higher prices that biodiesel can be sold at markets abroad.

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

Intellectual Property

Through our subsidiary, Fujian Zhongde Technology Co., Ltd., we own a patent for our proprietary biodiesel production method to produce biodiesel from monomer acid, China Patent Registration Number ZL200510019790.9. SIPO granted the patent on October 8, 2008. The patent is valid for twenty years, from October 8, 2008 to October 7, 2028.

We also own a patent for Multi-purpose Polyamide Hot Melt Adhesive and its Production Method, China Patent Registration Number ZL00132072.6 and International Patent Category #C09J177/00. The patent is valid for twenty years, from December 12, 2000 to December 11, 2020.

Customers

Biodiesel.  We currently sell biodiesel to regional service stations in the People’s Republic of China. We believe that the market for biodiesel will expand and can absorb an increase in supply. Since we began selling biodiesel in December 2005 along with specialty chemicals, our best-selling product has been biodiesel. In fact, from January 2006 through December 2009, sales of biodiesel accounted for approximately 30% of our total sales for that time period.

Chemicals.  Our specialty chemical products are sold to companies domestically and exported globally to companies in Europe, the U.S. and Asia. We believe that high-quality and low-production costs have allowed us to gain successful entry into the global market and to diversify our customer base.

During the twelve-month period from January 1, 2009 through December 31, 2009, we had consolidated net sales of $15,933,351. The two customers listed in the table below each contributed over 5% of our total revenues for the year ended December 31, 2009.

Name of Customer		Products Sold	Sales for the Year by Customer	% of Sales for the Year
1.	Air Products Chemicals PTE Ltd.	Specialty Chemicals	1,642,523	10.31%
2.	Cray Valley Resins PVT., Ltd.	Specialty Chemicals	1,295,258	8.13%
Total (top two)			2,937,781	18.44%
Total (all customers)			15,933,351	100.00%

During the twelve-month period from January 1, 2008 through December 31, 2008, we had consolidated net sales of $18,169,835. The two customers listed in the table below each contributed over 5% of our total revenues for the year ended December 31, 2008.

Name of Customer		Products Sold	Sales for the Year by Customer	% of Sales for the Year
1.	Air Products and Chemicals (PTE) Ltd.	Specialty Chemicals	1,064,241	5.86%
2.	Cray Valley Resins PVT., Ltd.	Specialty Chemicals	1,063,545	5.85%
Total (top two)			2,127,786	11.71%
Total (all customers)			18,169,835	100.00%

Principal Suppliers

We use feedstock, which can be vegetable oil derived from either oil-seed crops or used frying oil, as the primary raw materials for our manufacturing process. During the twelve-month period from January 1, 2009 through December 31, 2009, the feedstock suppliers listed in the table below supplied more than 5% of our feedstock. To date, we have not experienced any shortages in the supply of raw materials from our key suppliers.

Name of Supplier		% of Feedstock Supplied for the Year
1.	Fujian Zhongmin Chemical Co., Ltd.	16.81%
2.	Xinjiang Guansheng Technology Co., Ltd.	11.53%
3.	Fujian QuanZhou Zhongyuan Chemical Co., Ltd.	9.77%
4.	Dongying Haifutong Chemical Co., Ltd.	5.11%

During the twelve-month period from January 1, 2008 through December 31, 2008, we had four feedstock suppliers who supplied more than 5% of our feedstocks.

Name of Supplier		% of Feedstock Supplied for the Year
1.	Xinjiang Dasen Chemicals Co., Ltd.	8.46%
2.	Xinjiang Guansheng Technology Co., Ltd.	8.42%
3.	Fuqing Zhongde Waste Oil Recycling Co. Ltd.	7.30%
4.	Cangzhou Shuanya Chemical Co., Ltd.	7.21%

Employees

As of March 26, 2010, we had 196 employees. Of our total employees, all are full time employees.

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

Currently, we have only two manufacturing facilities, which began producing biodiesel in 2005 and 2010, respectively. We began selling biodiesel in December 2005 and suspended production for 8 months in 2008. Our limited operating history as a manufacturer and distributor of biodiesel makes it difficult for prospective investors to evaluate our business. Therefore, our proposed operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the formation of any new business, as well as those risks that are specific to the biodiesel industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles to financial success.

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

We expect that current capital and other existing resources will be sufficient only to provide a limited amount of working capital. On their own, the revenue from operations is not currently sufficient to fully fund operations and planned growth. Currently, we have sufficient working capital to operate for the first half of 2010 at 50% of total capacity. We expect that we will require approximately an additional $10,000,000 of working capital to continue to expand our business beyond the initial phase.  If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

Four feedstock suppliers collectively provide us with approximately 43.22% of our feedstock and our two largest suppliers, Fujian Zhongmin Chemical Co., Ltd. and  Xinjiang Guansheng Technology Co., Ltd., each supplied approximately 16.81% and 11.53% of our feedstock, respectively, in 2009. Should any of these suppliers terminate their supply relationships with us, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us, we may be unable to procure sufficient feedstock to satisfy demand for our end products. Moreover, there is presently a finite number of feedstock suppliers within the People’s Republic of China. Thus, as demand for biodiesel products continues to increase, feedstock supplies will likely decrease, causing the price of feedstock to increase proportionally. If we are unable to obtain adequate quantities of feedstock at economically viable prices, our business could become unprofitable and investors could suffer a loss with respect to their investment in us.

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

Our top five customers accounted for approximately 31.21% of our sales in 2009 and 25.88% of our sales in 2008. Our two largest customers accounted for more than 18.44% of sales in 2009 and for more than 11.71% of sales in 2008. If not replaced, the loss of any of these customers could significantly reduce our revenues and adversely affect the value of an investment in us.

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

We rely heavily on the services of Tai-ming Ou, our Chief Executive Officer, as well as several other senior management personnel. Loss of the services of any of such individuals would adversely impact our operations. In addition, we believe that our technical personnel represent a significant asset and provide us with a competitive advantage over many of our competitors. We believe that our future success will depend upon our ability to retain these key employees and our ability to attract and retain other skilled financial, engineering, technical and managerial personnel. For example, we presently do not have any directors or officers, other than William Chen, our Chief Financial Officer, who have experience with preparing disclosure mandated by U.S. securities laws and we will be required to engage such persons, and independent directors, in order to satisfy the initial listing standards of the major exchanges on which we may seek to list our common stock. In addition, if we fail to engage qualified personnel, we may be unable to meet our responsibilities as a public reporting company under the rules and regulations of the Securities and Exchange Commission. We do not currently maintain any “key man” life insurance with respect to any of such individuals.

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

Our operations are located in Fujian Province of the People’s Republic of China. Historically, this region has suffered damage from typhoons or other natural disasters. Should any of these natural events occur, it would likely slow down development of our new production facility and construction plans, thus adversely impacting current operations and future growth plans.

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

Our operations are located in Fujian Province of the People’s Republic of China. Historically, this region has suffered damage from typhoons or other natural disasters. Should any of these natural events occur, it would likely slow down development of our new production facility and construction plans, thus adversely impacting current operations and future growth plans.

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

Much of our operations are conducted in the People’s Republic of China. In the fiscal year 2009, approximately 56.96% of our revenue was generated from sales in the People’s Republic of China. Although the economy of the People’s Republic of China has grown significantly in recent years, we cannot assure investors that such growth will continue. The renewable energy and specialty chemicals industries in the People’s Republic of China are relatively new and growing, and we therefore do not know how sensitive they are to a slowdown in economic growth or other adverse changes in the economy of the People’s Republic of China. A slowdown in overall economic growth, an economic downturn or recession or other adverse economic developments in the People’s Republic of China could materially reduce the demand for our products and materially and adversely affect our business.

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

The government of the People’s Republic of China imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the People’s Republic of China. In 2009, approximately  56.96% of our revenues was received in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing People’s Republic of China foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the People’s Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required whenever Renminbi is to be converted into foreign currency and remitted out of the People’s Republic of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

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

On July 21, 2005, the People’s Republic of China changed its decade-old policy of pegging the value of the Renminbi to the U.S. dollar. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in approximately no appreciation of the Renminbi against the U.S. dollar as of December 31, 2009. While the international reaction to the Renminbi revaluation has generally been positive, pressure remains on the People’s Republic of China to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the Renminbi against the U.S. dollar.  The Ministry of Commerce has expressed that it would continue to pursue a course of “stability” with respect to fluctuation of the Renminbi in 2010.

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

Pursuant to the relevant laws and regulations in the People’s Republic of China, Fujian Zhongde Technology Co., Ltd., as a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China, is entitled to 50% relief from the People’s Republic of China enterprise income tax in each of 2008, 2009 and 2010. However, since our new subsidiary, Fujian Zhongde Energy Co., Ltd., is a newly registered WOFE, it is subject to the regular corporate income tax rate of 25%.

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

Because our principal assets are located outside of the U.S. and all of our directors and officers, except for William Chen, reside outside of the U.S., it may be difficult for investors to enforce their rights based on U.S. federal securities laws against us and our officers and directors in the U.S. or to enforce a U.S. court judgment against us or them in the People’s Republic of China.

All of our directors and officers, except for William Chen, reside outside of the U.S. In addition, Fujian Zhongde Technology Co., Ltd. and Fujian Zhongde Energy Co., Ltd., our operating subsidiaries, are located in the People’s Republic of China and substantially all of their assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

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

Tai-ming Ou, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 23.62% of our outstanding common stock and our directors and executive officers as a group collectively own approximately 26.31% of our outstanding shares. The interests of management may differ from the interests of other stockholders. As a result, our executive management will have the right and ability to exert significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

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

There may be a limited market for our securities and we may fail to qualify for a listing on a national securities exchange such as the NASDAQ Stock Market or the NYSE Amex Equities.

Although we plan on applying for listing of our common stock on a national stock exchange such as the NASDAQ Stock Market or the NYSE Amex Equities once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such a market will be sustained or desirable. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board or in what are commonly referred to as the “pink sheets.” Under such circumstances, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and large investors.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our headquarters are located at our new biodiesel and specialty chemical focused production manufacturing facility in the Jiangyin Industrial Zone, Jiangyin Town, Fuqing City, in the Fujian Province in the People’s Republic of China.  The facility is approximately 20,000 square meters in size and is located approximately 50 miles from Fuzhou, the Capital City of Fujian Province. We completed construction in October 2009 and completed the trial production phase in December 2009.  As of January 2010, the plant is fully operational and has a production capacity of 100,000 tons of biodiesel per year or 30,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. In the People’s Republic of China, the ownership of land belongs to the government of the People’s Republic of China, and private entities and individuals can only acquire land use rights for a certain period of time.  We own certain rights with respect to the land on which the facility is located pursuant to a contract we entered into with Fuzhou City Jiangyin Industry District Management Committee on December 25, 2006 to purchase land usage rights with respect to 112,744 square meters of land for 50 years at a purchase price of 18,549,000 Renminbi, or approximately $2.5 million.  The total capital expenditure for this facility was $22.3 million, including the $2.6 million we paid in 2006 to acquire the land usage rights. We anticipate that we will require an additional $3 million for working capital uses annually.

We own an additional 311,000 square-foot manufacturing facility located 20 miles from our headquarters at Fulu Industrial District, Long Tian Town, Fuqing City, Fujian Province, People’s Republic of China.  This facility was originally erected in 1995 with a core focus on developing and manufacturing high-quality specialty chemical products from renewable resources. This ISO9001-certified plant is presently capable of producing up to 10,000 tons, or approximately 3 million gallons, of biodiesel per year and up to 10,000 tons of specialty chemicals per year. In 2008 we invested approximately $1.5 million to install a high-performance hot-melt adhesive production line using our proprietary technology in an effort to improve production yields while maintaining quality standards.

Item 3.	Legal Proceedings.

We are not presently a party to any pending litigation nor, to the knowledge of our management, is any litigation threatened against us.

Item 4.	Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

Fiscal Year 2010	High	Low
First Quarter (through March 26, 2010)	$0.72	$0.44

Fiscal Year 2009
First Quarter	$0.22	$0.14
Second Quarter	$0.38	$0.16
Third Quarter	$0.75	$0.29
Fourth Quarter	$0.90	$0.39

Fiscal Year 2008
First Quarter	$2.29	$1.29
Second Quarter	$1.69	$0.73
Third Quarter	$0.80	$0.31
Fourth Quarter	$0.51	$0.14

The last reported sales price of our common stock on the OTC Bulletin Board on March 30, 2010 was $0.64 per share.

Holders

As of March 30, 2010, there were approximately 88 holders of record of our common stock.

Dividends

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the development of our business. Dividends may be paid on our common stock only if and when declared by our Board of Directors.

Securities Authorized for Issuance Under Equity Compensation Plan

The following table sets forth information as of December 31, 2009 with respect to compensation plans under which shares of our common stock may be issued.

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	590,000	2.75	1,410,000

Equity compensation plans not approved by security holders	––	––	––
All plans	590,000	2.75	1,410,000

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

China Clean Energy Resources, Ltd. was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co., Ltd. As such, China Clean Energy Resources, Ltd. does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Technology Co., Ltd., a Chinese company that was incorporated in the Province of Fujian, China on July 10, 1995. On November 5, 2007, Fujian Zhongde Energy Co., Ltd., was incorporated in the Province of Fujian, China as a 100% owned subsidiary of China Clean Energy Resources, Ltd. for the development and operation of our new biodiesel and specialty chemicals refinery in Jiangyin Industrial Park, Fuqing City, Fujian Province, China.  The construction of the production plant was completed in October 2009 and trial production was completed at the end of 2009.  We commenced regular production at this facility in January 2010.

Results of Operations

Year Ended December 31, 2009 Compared to the Year Ended December 31, 2008

Revenue.  For the year ended December 31, 2009, we had net sales of $15,933,351 (14.84% from biodiesel sales and 85.16% from specialty chemicals sales), as compared to net sales of $18,169,835 (7.68% from biodiesel sales and 92.32% from specialty chemicals sales) for the year ended December 31, 2008. The decrease of approximately 12.31% was attributable to (i) the slowdown in the global economy adversely affected our specialty chemicals sales in late 2008, which significantly impacted our revenue for the first quarter of 2009 and (ii) lower selling prices for specialty chemical products and biodiesel due to the decline in demand and decreased raw material costs caused by the global economic slowdown.

Our revenue for the first quarter of 2009 decreased approximately $1,900,000, or 40.25%, to approximately $2,800,000 as compared to approximately $4,700,000 in the first quarter of 2008 due to the slowdown of the global economy. However, starting in the second quarter of 2009, as the global economy slowly recovered, our sales, especially international sales, recovered. International sales as percentage of total sales increased to 42% for the year ended December 31, 2009 as compared to 33% for the year ended December 31, 2008. Due to lukewarm market demand and fierce competition for specialty chemicals in the People’s Republic of China, we changed our sales strategy to increase our focus on sales to international customers. Additionally, due to the economic recovery and changes in export tax rebate for daimer acid and hot-melt adhesives, we deemed it more profitable to export chemicals. As we added new international customers, international sales significantly increased in 2009 as compared to 2008, which has helped boost our overall sales volume in 2009. Our total sales volume increased by approximately 2,400,000 kilograms, or 19.78%, from approximately 11,900,000 kilograms in 2008 to approximately 14,300,000 kilograms in 2009. However, the increase in sales volume could not offset the decrease in selling prices in 2009, thus overall revenue decreased 12.31% for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Gross Profit.  The cost of revenues, which consists of direct labor, direct materials, overhead and depreciation of production facilities, was $12,993,260 for the year ended December 31, 2009, as compared to $14,310,907 for the year ended December 31, 2008. We had a gross profit of $2,940,091 for the year ended December 31, 2009, as compared to a gross profit of $3,858,928 for the year ended December 31, 2008, representing gross margins of approximately 18.45% and 21.24%, respectively. The decrease in gross profit is the result of a decrease in selling prices of our specialty chemicals as global commodity prices declined in late 2008 and 2009. Also, due to increased customer demand, we sold approximately 2,000 tons more biodiesel in 2009 as compared to 2008. Because biodiesel has a low profit margin, selling additional biodiesel in 2009 has resulted in reducing our overall gross profit percentage. The decreased average selling price of our specialty chemicals coupled with increased sales of low margin biodiesel decreased our gross profit margin in 2009 as compared to 2008.

Selling Expenses.  Selling expenses, which include advertising and promotion, freight charges, exporting expenses and wages and salaries, totaled $286,055 for the year ended December 31, 2009, as compared to $249,583 for the year ended December 31, 2008. This increase of approximately 14.61% is primarily due to higher export freight charges, domestic shipping fees and commission fees.

General and Administrative and Other Operating Expense.  General and administrative and other operating expense totaled $1,785,479 for the year ended December 31, 2009, as compared to $2,482,971 for the year ended December 31, 2008, which was a decrease of approximately 28.09%. The decrease is primarily attributable to a decrease in stock compensation cost of $499,188 and a $217,909 decrease in legal, investor relationship and financial advisory fees related to our 2008 $15 million private placement.

Other Income (Expense).  The strike price of the warrants issued in 2008 is denominated in U.S. dollars and the Company’s functional currency is the Remnibi.  The warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. For the year ended December 31, 2009, we recognized a loss on the change in the fair value of derivative liabilities of $964,391. The recognized loss on the change in the fair value is mainly due to the Company’s stock price increase from $0.18 as of December 31, 2008 to $0.51 as of December 31, 2009.

Net Income.  We had a net loss of $324,450 for the year ended December 31, 2009, as compared to a net income of $596,816 for the year ended December 31, 2008. There was a decrease of $921,266 compared to the year ended December 31, 2008. The decrease in net income was due primarily to the decrease in revenue driven by declines in selling prices of our products in 2009 and a $964,391 non-cash expense related to the change on fair value of warrant-liability in 2009.

Liquidity and Capital Resources

As of December, 2009, the trial production phase at our new plant has been successfully completed and as of January 2010 the new plant was operating on a commercial basis. As previously disclosed, the new plant has a production capacity of 100,000 tons of biodiesel per year or 30,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. The new plant increases our specialty-chemicals capacity by 30,000 tons to a total of 40,000 tons annually.

General.  As of December 31, 2009 and 2008, we had cash and cash equivalents of $4,154,814 and $2,913,711, respectively. The increase in cash and cash equivalents was primarily due to $1,434,448 in net cash provided by operating activities and net proceeds from bank loans of $2,821,108 for working capital uses after the net cash used in purchasing of equipments in the amount of $3,010,857 for the year ended December 31, 2009.

The $1,434,448 net cash proceeds provided by operating activities during the year ended December 31, 2009 was primarily due to $1,854,399 net income after adjustments for $964,391 non-cash items including charges in warrant-liability revaluation, $921,902 of depreciation and amortization expenses and $404,582 of stock based compensation costs.

The $2,821,108 of net cash provided by financing activities during the year ended December 31, 2009 was primarily due to the net proceeds of $3,078,810 we received from new short-term bank loans, offset by payments on long-term bank loans of $257,702. In February 2010, we secured a line of credit for approximately $4,800,000 from Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, for use in working capital at our new plant.

 We have historically met our liquidity and capital requirements from a variety of sources. These include internally generated cash flow, short-term borrowings from related parties and financial institutions, and sales of common stock.

Obligations under Material Contracts.  We had no material commitments as of December 31, 2009. We had a capital commitment of approximately $3,000,000 for the acquisition of plant equipment and machinery as of December 31, 2008.

Private Placement.  On January 9, 2008, we completed a private placement, pursuant to which we issued 10,000,000 shares of common stock at the price of $1.50 per share and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share, for aggregate gross proceeds of $15,000,000. In connection with the private placement, we incurred placement agent fees of approximately $1,200,000, and issued the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share. In addition, we incurred other professional fees and expenses totaling approximately $90,000. The net proceeds of $13.6 million from the above financing were used to construct our new plant.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based upon the consolidated financial statements of ours and our subsidiaries. These have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”. During the preparation of the financial statements we are required to make estimates and judgment that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax, impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition.  We recognize a sale when the revenue has been realized or realizable and has been earned, in accordance with the accounting standard of Revenue Recognition in Financial Statements. Our sales are related to the sale of a product. Revenue for a product sale is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made. Main of our products is sold FOB (“free on board”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All products that are sold in the People’s Republic of China are subject to a local value-added tax at a rate of 17% of the gross sales price, or at a rate that is approved by the local government. The VAT may be offset by a VAT paid on raw materials and other materials included in the cost of producing the finished product.

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Substantial portions on our business operations are conducted in the People’s Republic of China. During the normal course of business, we extend unsecured credit to our customers. Accounts receivable, net of allowance for doubtful accounts outstanding on December 31, 2009 and 2008 totaled $1,766,952 and $1,092,768, respectively. Management reviews our accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of December 31, 2009 and 2008, allowances for doubtful accounts totaled $93,761 and $136,389, respectively.

Inventories.  Inventories are stated at the lesser of cost (first in, first out method) or market. We review our inventory on a regular basis or determine if any reserves are necessary for potential obsolescence. As of December 31, 2009, we determined that no reserves were necessary.

Impairment of Long-Lived Assets.  Management reviews the long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets. As of December 31, 2009, we determined that there was no impairment of our long-lived assets.

Income Taxes.  We adopted the accounting statement of Accounting for Income Taxes, which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes. Since we had no operations in the U.S., there is no provision for U.S. income tax and there were $69,424 deferred tax benefit was recognized as of December 31, 2009 for the operation loss incurred in Zhongde Energy.

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

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We adopted this standard as of December 31, 2009; however, the standard does not have material effect on our consolidated financial statements.

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts our financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. We adopted this standard as of December 31, 2009; however, the standard does not have material effect on our consolidated financial statements.

       In June 2009, the Financial Accounting Standards Board issued an accounting standard which establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. All current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

       In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. We adopted this standard and has determined the standard does not have material effect on our consolidated financial statements.

       In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We adopted this standard and have determined the standard does not have material effect on our consolidated financial statements.

       In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. We do not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

       In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. We adopted this standard and have determined the standard does not have material effect on our consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
China Clean Energy Inc.

We have audited the accompanying consolidated balance sheets of China Clean Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and other comprehensive (loss) income, statements of equity, and cash flows for each of the years in the two-year period ended December 31, 2009. China Clean Energy Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China Clean Energy Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

/S/ Frazer Frost, LLP (Successor Entity of Moore Stephens Wurth Frazer and Torbet, LLP, see Form 8-K filed on January 7, 2010)
Brea, California

March 31, 2010

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

ASSETS
	December 31,
	2009	2008

CURRENT ASSETS
Cash	$4,154,814	$2,913,711
Accounts receivable, net of allowance for doubtful accounts of $93,761 and
$136,389 as of December 31, 2009 and 2008, respectively	1,766,952	1,092,768
Inventories	464,842	815,210
Advances for inventory purchase	188,659	310,773
Other current assets	11,000	-
Deferred tax assets	69,466	-
Total current assets	6,655,733	5,132,462

PLANT AND EQUIPMENT, NET	25,119,034	19,167,624
INTANGIBLE ASSETS, NET	4,860,645	5,072,626
ADVANCES ON EQUIPMENT PURCHASES	-	3,649,192

Total assets	$36,635,412	$33,021,904

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$157,433	$350,618
Accrued liabilities	279,516	349,435
Customer deposits	71,090	31,422
Taxes payable	130,287	156,965
Short-term bank loans	3,080,700	-
Long-term bank loan - current portion	-	236,308
Total current liabilities	3,719,026	1,124,748

WARRANT LIABILITIES	1,259,774	-
LONG-TERM BANK LOAN - NET OF CURRENT PORTION	-	21,553

Total liabilities	4,978,800	1,146,301

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares
issued and outstanding as of December 31, 2009 and 2008, respectively	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 and
31,512,269 shares issued and outstanding as of December 31, 2009 and 2008, respectively	31,512	31,512
Additional paid-in capital	12,420,523	21,555,645
Statutory reserves	1,630,882	1,457,432
Retained earnings	14,407,448	5,661,025
Accumulated other comprehensive income	3,166,247	3,169,989
Total shareholders' equity	31,656,612	31,875,603

Total liabilities and shareholders' equity	$36,635,412	$33,021,904

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	Years Ended December 31,
	2009	2008

REVENUES	$15,933,351	$18,169,835
COST OF REVENUES	12,993,260	14,310,907
GROSS PROFIT	2,940,091	3,858,928

OPERATING EXPENSES
Selling and marketing expenses	286,055	249,583
General and administrative expenses	1,641,535	2,328,472
Research and development expenses	143,944	154,499
Total operating expenses	2,071,534	2,732,554

INCOME FROM OPERATIONS	868,557	1,126,374

OTHER INCOME (EXPENSE)
Other income (expense), net	7,997	(159,918)
Change in fair value of warrant liabilities	(964,391)	-
Total other expense, net	(956,394)	(159,918)

(LOSS) INCOME BEFORE INCOME TAXES	(87,837)	966,456

PROVISION (BENEFIT) FOR INCOME TAXES
Current	306,037	369,640
Deferred	(69,424)	-
Total provision for income tax	236,613	369,640

NET (LOSS) INCOME	(324,450)	596,816

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation adjustment	(3,742)	1,958,547

COMPREHENSIVE (LOSS) INCOME	$(328,192)	$2,555,363

BASIC AND DILUTED (LOSS) EARNINGS PER SHARE
Weighted average number of shares	31,512,269	31,293,091
(Loss) earnings per share	$(0.01)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

			Additional	Retained Earnings		Accumulated Other
	Common Stock		Paid-in	Statutory	Unrestricted	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance at December 31, 2007	21,512,269	$21,512	$7,034,473	$1,195,744	$5,325,897	$1,211,442	$14,789,068

Common stocks and warrants issued cash	10,000,000	10,000	13,617,403				13,627,403
Stock-based compensation			903,769				903,769
Net income					596,816		596,816
Adjustment to statutory reserve				261,688	(261,688)		-
Foreign currency translation adjustment						1,958,547	1,958,547

Balance at December 31, 2008, as previously reported	31,512,269	31,512	21,555,645	1,457,432	5,661,025	3,169,989	31,875,603

Cumulative effect of reclassification of warrants			(9,539,704)		9,244,323		(295,381)

Balance, January 1, 2009, as adjusted	31,512,269	31,512	12,015,941	1,457,432	14,905,348	3,169,989	31,580,222

Stock-based compensation			404,582				404,582
Net loss					(324,450)		(324,450)
Adjustment to statutory reserve				173,450	(173,450)		-
Foreign currency translation adjustment						(3,742)	(3,742)

Balance at December 31, 2009	31,512,269	$31,512	$12,420,523	$1,630,882	$14,407,448	$3,166,247	$31,656,612

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(324,450)	$596,816
Adjusted to reconcile net (loss) income to cash provided
by operating activities:
Depreciation	710,051	707,177
Change in allowance for uncollectible accounts	(42,602)	(294,534)
Change in warrant liabilities	964,391	-
Amortization of intangible assets	211,851	225,731
Stock-based compensation	404,582	903,769
Writedown on inventory	-	93,838
Loss on disposal of assets	-	177,905
Deferred tax assets	(69,424)	-
Impairment on fixed assets	-	74,817
Changes in operating assets and liabilities
Accounts receivable	(631,169)	2,159,868
Inventories	350,154	536,611
Advances for inventory purchase	122,038	(116,310)
Other current assets	(11,000)	-
Accounts payable	(193,068)	186,224
Customer deposit	39,644	(160,299)
Other payables and accrued liabilities	(69,890)	222,185
Taxes payables	(26,660)	(196,992)
Net cash provided by operating activities	1,434,448	5,116,806

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	-	(11,635,579)
Purchase of equipment	(3,010,857)	(2,182,310)
Proceeds from sale of equipment	-	160,871
Advances for equipment purchases	-	(2,667,896)
Net cash (used in) investing activities	(3,010,857)	(16,324,914)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from issuance of common stock	-	13,627,403
Payment on short-term bank loans	-	(1,081,102)
Proceeds from short-term bank loans	3,078,810	-
Payment on long-term bank loans	(257,702)	(213,336)
Net cash provided by financing activities	2,821,108	12,332,965

EFFECT OF EXCHANGE RATE ON CASH	(3,596)	673,299

INCREASE IN CASH AND CASH EQUIVALENTS	1,241,103	1,780,156
CASH, beginning of year	2,913,711	1,133,555
CASH, ending of year	$4,154,814	$2,913,711

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for:
Interest expense	$114,717	$50,672
Income taxes	$283,103	$298,024

Non-cash investing and financing activities:
Advances for equipment purchases transferred to fixed assets	$3,646,953	$-

The accompanying notes are an integral part of these consolidated financial statements.
See report of independent registered public accounting firm.

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

On November 5, 2007, CCER established a new wholly-owned subsidiary, Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), in Jiangyin Industrial Zone, Fuqing City, Fujian Province, PRC. Zhongde Energy builds a biodiesel and specialty chemicals refinery in the Jiangyin Industrial Park to produce and sell biodiesel and specialty chemicals products. The construction of its production plant was completed in October 2009 and trial production was completed at the end of 2009 and commenced to regular production in January 2010.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of China Clean Energy Inc. reflect the activities of CCE and its 100% owned subsidiaries CCER, Fujian Zhongde and Zhongde Energy (collectively the “Company”).

The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and are expressed in US dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows:

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Warrant liabilities	$1,259,774			$1,259,774

The following is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the period ended December 31, 2009:
Warrant liabilities
Beginning balance*	$295,381
Total gains or losses:
Included in earnings	964,393
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfer in and/or out of Level 3	-
Ending balance	$1,259,774

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

A discussion of the valuation techniques used to measure fair value for the liability listed above and activity for this liability for the year ended December 31, 2009 is provided elsewhere in the notes.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company is required to record assets and liabilities at fair value on a non-recurring basis.  Generally, assets are recorded at fair value on a non-recurring basis as a result of impairment charges.  For the year ended December 31, 2009, there were no impairment charges.

Foreign Currency Translation

The functional currency of CCE and CCER is the United States dollar. The functional currency of Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14670 and $0.14670 at December 31, 2009 and 2008, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14661 and $0.14415 for the years ended December 31, 2009 and 2008, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the consolidated cash flow statement are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of December 31, 2009 and 2008, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of stockholders’ equity amounted to $3,166, 247 and $3,169,989, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. As of December 31, 2009 and 2008, the Company recorded an impairment loss totaling $0 and $74,817, respectively.

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

Transportation and unloading charges and product inspection charges are included in selling expenses and totaled $211,538 and $189,703 for the year ended December 31, 2009 and 2008, respectively.

Research and Development Costs

Research and development (or “R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs.  In accordance to the FASB’s accounting standards for research and development costs, the Company expenses the costs associated with the research and development activities when incurred.

The research and development expenses are included in general and administrative expenses and totaled $143,944 and $154,499 for the years ended December 31, 2009 and 2008, respectively.

Stock-based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with the FASB’s accounting standards regarding accounting for stock based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis. The Company had $69,466 deferred tax assets as of December 31, 2009 due to the temporary operation loss of Zhongde Energy, one operating subsidiary in China.

The Company adopted the FASB’s accounting standard for accounting for uncertainty income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

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

Earnings per Share

Basic earnings per common share are computed on the basis of the weighted average number of common shares outstanding during the years.

Diluted earnings per share are computed on the basis of the weighted average number of common shares and dilutive securities (such as stock options and convertible securities) outstanding. Dilutive securities having an anti-dilutive effect on diluted earnings per share are excluded from the calculation.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board issued an accounting standard amending the accounting and disclosure requirements for transfers of financial assets. This accounting standard requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, it eliminates the concept of a qualifying special-purpose entity (“QSPE”). This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this standard as of December 31, 2009; however, the standard does not have material effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board also issued an accounting standard amending the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this accounting standard. Further, this accounting standard requires a company to perform a qualitative analysis when determining whether or not it must consolidate a VIE. It also requires a company to continuously reassess whether it must consolidate a VIE. Additionally, it requires enhanced disclosures about a company’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the company’s financial statements. Finally, a company will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2009. The Company adopted this standard as of December 31, 2009; however, the standard does not have material effect on the Company’s consolidated financial statements.

In June 2009, the Financial Accounting Standards Board issued an accounting standard which establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. All current and subsequent public filings will reference the Codification as the sole source of authoritative literature.

In August 2009, the Financial Accounting Standards Board issued an Accounting Standards Update (“ASU”) regarding measuring liabilities at fair value. This ASU provides additional guidance clarifying the measurement of liabilities at fair value in circumstances in which a quoted price in an active market for the identical liability is not available; under those circumstances, a reporting entity is required to measure fair value using one or more of valuation techniques, as defined. This ASU is effective for the first reporting period, including interim periods, beginning after the issuance of this ASU. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In October 2009, the Financial Accounting Standards Board issued an ASU regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In December 2009, FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140.The amendments in this Accounting Standards Update improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In December, 2009, FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R). The amendments in this Accounting Standards Update replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this Update also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-01- Accounting for Distributions to Shareholders with Components of Stock and Cash. The amendments in this Update clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share). The amendments in this update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis. The Company adopted this standard and has determined the standard does not have material effect on the Company’s consolidated financial statements.

In January 2010, FASB issued ASU No. 2010-02 regarding accounting and reporting for decreases in ownership of a subsidiary.  Under this guidance, an entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary.  Upon deconsolidation of a subsidiary, and entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value.  In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.  This ASU clarifies the scope of the decrease in ownership provisions, and expands the disclosures about the deconsolidation of a subsidiary or de-recognition of a group of assets.  This ASU is effective for beginning in the first interim or annual reporting period ending on or after December 31, 2009. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements In January 2010, FASB issued ASU No. 2010-02 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification. The amendments in this Update affect accounting and reporting by an entity that experiences a decrease in ownership in a subsidiary that is a business or nonprofit activity. The amendments also affect accounting and reporting by an entity that exchanges a group of assets that constitutes a business or nonprofit activity for an equity interest in another entity.  The amendments in this update are effective beginning in the period that an entity adopts SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51.” If an entity has previously adopted SFAS No. 160 as of the date the amendments in this update are included in the Accounting Standards Codification, the amendments in this update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009. The amendments in this update should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements

In January 2010, FASB issued ASU No. 2010-06 – Improving Disclosures about Fair Value Measurements. This update provides amendments to Subtopic 820-10 that requires new disclosure as follows: 1) Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  2)  Activity in Level 3 fair value measurements.  In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).This update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows: 1) Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2) Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements

NOTE 3 - ACCOUNTS RECEIVABLE

Accounts receivable, net consisted of the following as of December 31:

	2009	2008
Accounts receivable	$1,860,713	$1,229,157
Less: allowance for doubtful accounts	(93,761)	(136,389)
Accounts receivable, net	$1,766,952	$1,092,768

The following table consists of allowance for doubtful accounts at:

	2009	2008
Beginning allowance for doubtful accounts	$136,389	$407,593
Additions to bad debt expense	24,028	-
Recovery of amount previously reserved	(66,656)	(294,543)
Effect of foreign currency translation gain	-	23,339
Ending allowance for doubtful accounts	$93,761	$136,389

NOTE 4 – INVENTORIES

Inventories consist of the following as of December 31:

	2009	2008
Raw materials	$349,800	$353,438
Work in process and packaging materials	4,471	70,360
Finished goods on shipment	-	38,856
Finished goods	110,571	444,669
Subtotal	464,842	907,323
Minus: inventory written-off	-	(92,113)
Total	$464,842	$815,210

As of December 31, 2009 and 2008, the Company recorded reserve $0 and $92,113 for obsolete and slow-moving inventories, respectively. The amount had been included in the cost of goods sold for the years ended December 31 2009 and 2008, respectively.

NOTE 5 – PLANT AND EQUIPMENT

Plant and equipment, net consist of the following as of December 31:
	2009	2008
Buildings	$12,032,983	$2,456,981
Equipment and machinery	16,744,242	6,620,068
Office equipment and vehicles	92,708	51,380
Construction in progress	-	13,079,606
Total	28,869,933	22,208,035
Less accumulated depreciation	(3,750,899)	(3,040,411)
Plant and equipment, net	$25,119,034	$19,167,624
Advances on equipment purchases	$-	$3,649,192

Construction in progress represents materials, labor costs, and capitalized interest incurred to construct the production plant of Zhongde Energy Co., Ltd in Jiangyin, Fujian. Construction of the production plant was completed in October 2009.

Depreciation expense was $710,051 and $707,177 for the years ended December 31, 2009 and 2008, respectively. For the years ended December 31, 2009 and 2008, interest expense of $114,718 and $50,672 was capitalized into construction in progress, respectively.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets, net consist of the following as of December 31:

	2009	2008
Land use rights	$4,950,538	$4,950,538
Patents and licenses	1,349,640	1,349,640
Total	6,300,178	6,300,178
Less accumulated amortization	(1,439,533)	(1,227,552)
Total intangible assets, net	$4,860,645	$5,072,626

Amortization expenses were $211,851 and $225,731 for the years ended December 31, 2009 and 2008, respectively. The estimated aggregate amortization expenses for the five succeeding fiscal years are as the following:

Years	Estimated Amortization Expense
2010	192,303
2011	189,371
2012	189,371
2013	189,371
2014	189,371

NOTE 7 – BANK LOANS

Bank loans consist of the following as of December 31:
	2009	2008
Long-term bank loan
Interest at 115% of PRC prime rate, secured by certain buildings and land use rights, repaid in 2009	$-	$257,861
Less current portion	-	(236,308)
Short-term bank loans
5.841% annum interest rate, due on April 2010, secured by the buildings and the land use rights of both Zhongde Energy and Fujian Zhongde. (1)	1,467,000	-
5.841% annum interest rate, due on April 2010, secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde. (1)	1,613,700	-
Total	$3,080,700	$21,553

(1)	The Company’s CEO also provided personally irrevocable guarantee to the short-term bank loans. Zhongde Technology paid $1,907,100 (RMB13 million) bank loans back to the bank on Feb 20, 2010.

Total interest expense of the bank loans for the years ended December 31, 2009 and 2008 amounted to $114,718 and $50,672, respectively.  Interest expenses incurred for both years were fully capitalized into construction in progress.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were amounted to $13,669 and $16,681 for the years ended December 31, 2009 and 2008, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of December 31, 2009 and 2008, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

NOTE 9 – $15,000,000 PRIVATE PLACEMENT AND WARRANTS

On January 9, 2008, CCE completed a private placement, pursuant to which CCE issued 10,000,000 shares of common stock and 5,000,000 five-year warrants at an initial exercise price of $2.00 per share for aggregate gross proceeds of $15,000,000. In connection with this private placement, CCE incurred placement agent cash fees of approximately $1,200,000, and issued the placement agent 1,200,000 five-year warrants at an initial exercise price of $2.00 per share. The net proceeds of $13.6 million was recorded as equity. The fair value of the warrants issued to the placement agent, was determined to be part of the cost of raising capital and therefore netted against the additional paid-in capital.

In connection with the private placement, four shareholders and officers placed a total of 1,500,000 shares of their personally owned CCE common stock into an escrow account, to be released to the investors of this offering if the Company failed to (1) commence the production of biodiesel at its currently proposed production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. Should the Company successfully satisfy each of these two milestones, these shares of CCE common stock will be returned to the four shareholders and officers.

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

Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception within the standards.  As a result of adopting this accounting standard, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because these warrants are denominated in US dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed”. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants, which have the “dual-indexed” feature, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expired.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value increased to $1, 259,774 as of December 31, 2009. As such, the Company recognized a $964,391 loss from the change in fair value for the year ended December 31, 2009.

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	December 31,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	3.00	4.00
Risk-free interest rate	1.70%	1.55%
Expected volatility	117%	99%

Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for the recent three years.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities according to the remaining term of the warrants.

Following is a summary of warrant activity and status:
	Warrants Outstanding	Warrants Exercisable	Weighted average Exercise price	Average remaining Contractual life
Balance, at December 31, 2007	-	-	-	-
Granted	6,200,000	6,200,000	$2.00	5.0
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2008	6,200,000	6,200,000	$2.00	4.0
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2009	6,200,000	6,200,000	$2.00	3.0

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

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share; all 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%. For the years ended December 31, 2009 and 2008, $404,582 and $903,769 was amortized and recorded as compensation expense, respectively.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	-	$-	$-
Granted	1,680,000	2.75
Forfeited	(1,070,000)
Exercised	-	-
Outstanding as of December 31, 2008	610,000	2.75	$-
Granted	-	-
Forfeited	(20,000)	-
Exercised	-	-
Outstanding as of December 31, 2009	590,000	$2.75	$-

Following is a summary of the status of options outstanding at December 31, 2009:

Exercise Price	Outstanding Options Number	Average Remaining Contractual Life	Average Exercise Price	Exercisable Options Number	Average Remaining Contractual Life
$2.50	295,000	8.0	$2.50	196,667	8.0
$3.00	295,000	8.0	$3.00	196,667	8.0
	590,000	8.0	$2.75	393,334	8.0

NOTE 11 - EARNINGS PER SHARE

For the years ended December 31, 2009 and 2008, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 which were higher than the average trading price of the Company’s stock. Thus, these warrants were anti-dilutive. The basic and diluted (loss) earnings per share for the years ended December 31, 2009 and 2008 were ($0.01) and $0.02, respectively.

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

The Company has total registered capital $15,612,485.  As of December 31, 2009 and 2008, the Company allocated $1,630,882 and $1,457,432, respectively, to the statutory reserves.  The additional amount that still needs to be allocated to statutory reserves to meet the 50% of registered capital as of December 31, 2009 is approximately $6,175,361.

NOTE 13 – TAXES

Income Taxes

Provision for income taxes for the years ended December 31 is as follows:
	2009	2008
Current:
PRC	$306,037	$369,640
United States	-	-
Total current	306,037	369,640
Deferred	(69,424)	-
Total	$236,613	$369,640

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%. For companies established before March 16, 2007 continue to enjoy tax holiday treatment approved by local government for a grace period of either for the next 5 years or until the tax holiday term is completed, whichever is sooner. Pursuant to the PRC tax law, net operating loss can be carried forward 5 years to offset future taxable income.

In 2006, Fujian Zhongde became a wholly-owned foreign enterprise (“WOFE”). The PRC income tax laws provide that certain WOFEs may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter 50% exempt for the next three years.

In March 31, 2007, the PRC tax authorities approved a full income tax exemption to Fujian Zhongde for the year of 2007 and a 12.5% income tax rate for years of 2008, 2009 and 2010. Zhongde Energy is levied on a 25.0% income tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2009 and 2008:

	2009	2008
U.S. Statutory rates	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
Tax exemption	(13)	(13)
Other items (1)	(281)	26
Total effective income tax rate	269%	38%

(1)  These rates differ from the stated effective tax rate in China mainly due to losses incurred by US Company that was not deductible in the PRC.

The estimated tax savings for the years ended December 31, 2009 and 2008 amounted to $306,037 and $376,984. The net effect on earnings per share had the income tax been applied would decrease earnings per share from ($0.01) to ($0.02) in 2009 and $0.02 to $0.01 in 2008, respectively.

Deferred income taxes

Since Zhongde Energy had an operating loss for the year ended December 31, 2009, the loss can be carried forward to offset income for the next five years.  The Company recorded deferred tax assets of 69,424 as of December 31, 2009.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Zhongde Energy, is expected to generate profits after the new plant put into production, and (ii) the current operating loss of Zhongde Energy can be carried forward for five years to offset future operating income under PRC tax regulations.

The Company has cumulative undistributed earnings of foreign subsidiaries of $ 9,409,861 as of December 31, 2009, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CCE was incorporated in the United States and has incurred net operating losses for income tax purposes for the year ended December 31, 2009. The estimated net operating loss carry forwards for United States income taxes amounted to approximately $1,948,570 and $1,563,786 as of December 31, 2009 and 2008, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2024 and 2029.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance on the deferred tax asset benefit to reduce the asset to zero. The valuation allowance as of December 31, 2009 was $682,000 and the valuation allowance was increased by $136,546 for the year ended December 31, 2009. Management will review this valuation allowance periodically and make adjustments as warranted.

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

VAT on sales and VAT on purchases amounted to $1,562,277 and $1,900,888 for the year ended December 31, 2009 and $2,063,352 and $1,837,530 for the year ended December 31, 2008, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. As of December 31, 2009 and 2008, VAT payable amounted to $22,191 and $72,729, respectively.

NOTE 14 – RELATED PARTY TRANSACTIONS

Fujian Zhongde purchases raw materials from companies affiliated with the Company’s majority stockholder. Yang Fan, one of the shareholders of this “affiliated” company, Fujian Zhongde Waste Oil Co. Ltd., is the niece of Ms. Yang Qin, director of China Clean Energy Inc. and a major shareholder of the company. In the years ended December 31, 2009 and 2008, the aforesaid purchases totaled $0 and $869,553, respectively. As of December 31, 2009 and 2008, there were no outstanding payable due to these companies.

NOTE 15 – SEGMENT INFORMATION

The Company operates in one industry segment – the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets at December 31, 2009 were located in the PRC.

In accordance with the enterprise-wide disclosure requirements of the accounting standard, the Company's net revenue from external customers by main product categories and by geographic areas for the years ended December 31, 2009 and 2008 are as follows:

	2009		2008
	Revenues	GP%	Revenues	GP%
Domestic revenues	$9,075,128	7%	$ 12,137,363	21%
International revenues	6,858,223	34%	6,032,472	22%
Total Revenues	$ 15,933,351	18%	$ 18,169,835	21%

	2009		2008
	Revenues	GP%	Revenues	GP%
Biodiesel	2,364,971	3%	1,394,818	16%
Specialty chemicals	13,568,380	21%	16,775,017	22%
Total Revenues	$ 15,933,351	18%	$ 18,169,835	21%

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

The Company’s demand deposits are in accounts maintained with state owned banks within the People’s Republic of China and an offshore account in United States of America. Total cash deposited with banks within the People’s Republic of China, as of December 31, 2009 and 2008 amounted to $4,146,250 and $2,902,707, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

For the year ended December 31, 2009, one customer for specialty chemical products (no customer for biodiesel product) accounted for 10.3% of net sales. The customer had $132,436 accounts receivable as of December 31, 2009. In 2008, no customer (for both biodiesel and specialty chemical products) accounted for over 10% of net sales.

For the year ended December 31, 2009, three major suppliers for feedstock and raw materials accounted for 16.8%, 11.5% and 9.8%, respectively, of the total purchase. In 2008, no suppliers for feedstock and raw materials accounted over 10%, of the total raw material purchase. There were no accounts payables due to these suppliers as of December 31, 2009.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation, which would have a significant effect on the Company’s consolidated financial statements as of December 31, 2009.

NOTE 18 – SUBSEQUENT EVENTS

On February 1, 2010, the Company granted options to the Company’s CFO to purchase a total of 300,000 shares of common stock under the 2008 Equity Incentive Plan, including 150,000 shares at an exercise price of $2.50 per share and 150,000 options at an exercise price of $3.00 per share; all 300,000 options expire 10 years from the date of grant. The option shares will be vested quarterly in three years started on May 1, 2010.

On February 20, 2010, Zhongde Energy entered into a line of credit agreement with Fujian Haixia bank Co., Ltd for the total amount of $5,809,320 (RMB39.6 million). Zhongde Energy borrowed the loan amount of $4,841,100 (RMB 33 million) with 5.94% annum interest rate on February 24, 2010. Pursuant to the loan agreement, Zhongde Energy will pay a principal payment of $733,500 (RMB 5 million) to the bank by February 24, 2011 and the remaining balance of $4,107,600 (RMB 28 million) no later than January 5, 2012. The loan is secured by the buildings and the land use rights owned by Zhongde Energy with co-guaranty provided by Zhongde Technology. CEO of the Company also personally guaranteed the loan.

The Company has performed an evaluation of subsequent events till the date the financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We were notified that, effective January 1, 2010, certain partners of Moore Stephens Wurth Frazer and Torbet, LLP (“MSWFT”) and Frost, PLLC (“Frost”) formed Frazer Frost, LLP (“Frazer Frost”), a new partnership. Pursuant to the terms of a combination agreement by and among MSWFT, Frazer Frost and Frost (the “Combination Agreement”), MSWFT and Frost each contributed substantially all of their assets and certain of their liabilities to Frazer Frost, resulting in Frazer Frost assuming MSWFT’s engagement letter with us and becoming our new independent accounting firm.  Frazer Frost is registered with the Public Company Accounting and Oversight Board (PCAOB).

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information that would be required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including to our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Tai-ming Ou, and our Chief Financial Officer, Mr. William Chen, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on their assessment, Mr. Ou and Mr. Chen determined that, as of December 31, 2009, and as of the date that the evaluation of the effectiveness of our disclosure controls and procedures was completed, because of the significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to satisfy the objectives for which they are intended.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2009 due to the significant deficiency described below under Management’s Annual Report on Internal Control over Financial Reporting, we believe that the consolidated financial statements included in this Annual Report on Form 10-K correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

1.	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

2.
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the framework set forth in the report entitled Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our management concluded that, as of December 31, 2009, our internal control over financial reporting was not effective because of the significant deficiencies in our internal control over financial reporting described below.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, our management concluded that, after adding additional qualified accountants, we still need to increase our qualified accounting personnel and enhance the supervision, monitoring and review of our financial statements preparation. We have already taken measures to remediate these significant deficiencies by seeking additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements pursuant to the requirements of US GAAP and SEC disclosure rules.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only the management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

Except for the addition of qualified accountants and enhancing internal control procedures in the fourth quarter of 2009, during the fiscal year ended December 31, 2009 there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are elected by our board of directors and serve at their discretion.

Name	Age	Position
Tai-ming Ou	55	Chief Executive Officer and Chairman of the Board
Ri-wen Xue	45	Chief Operating Officer and Director
William Chen	24	Chief Financial Officer
Qin Yang	50	Director

Biographies

Tai-ming Ou, Chief Executive Officer and Chairman of the Board. Mr. Ou is one of our co-founders and has been our Chief Executive Officer since inception in 1995. Prior to our founding, Mr. Ou was the Director of General and Administrative Office of Fuqing First Secondary School and was responsible for building construction, repair and maintenance and purchases of teaching instruments, property, plant and equipment, and office stationery. Mr. Ou was also in charge of operating and managing a factory run by the school. Mr. Ou is a certified senior economist in the People’s Republic of China.  Mr. Ou’s extensive knowledge of our business and his leadership, management and quantitative skills, honed during his fifteen years as our Chief Executive Officer, provide valuable insights to the Board. Mr. Ou graduated from Fujian Normal University in 1981 with a Bachelor’s degree in mathematics.  Mr. Ou and Ms. Yang are husband and wife.

Ri-wen Xue, Chief Operating Officer and Director. Mr. Xue joined us in early 2000 as Executive Secretary to the General Manager. In this capacity, Mr. Xue was in charge of assisting the General Manager in dealing with daily affairs, planning and implementing our business management system, adjusting our organizational chart, establishing employee job descriptions and functional department duties. In October 2002, Mr. Xue was promoted to Production Manager and became responsible for improving production processes and technology. In December 2003, Mr. Xue was promoted to the positions of Vice President - Production and Engineering, and Chairperson of the Board of Supervisors, where he was in charge of planning and carrying out new project development, streamlining production and engineering processes, and undertaking research and development, technology applications and improvements. In October 2006, Mr. Xue became our Chief Operating Officer and a Director. Prior to joining us, Mr. Xue was a Pipelining Operator, Quality Control, and Local Assistant Manager at the Chip Copperize Corporation in Japan from April 1995 to April 1999. Mr. Xue is a certified senior economist and a certified senior engineer in the People’s Republic of China. Mr. Xue’s leadership skills, experience managing our day to day operations and his training as an economist and engineer provide valuable insights to the Board. Mr. Xue graduated from Fujian Finance College in 1985 with a Bachelor’s degree in finance.

William Chen, Chief Financial Officer.  Mr. Chen joined us in December 2009 as our vice president of investor relations and was appointed our Chief Financial Officer in February 2010. Prior to joining us Mr. Chen worked as a financial analyst at Wealth Transition Planning LLC, a comprehensive financial services firm, from April 2009 through September 2009. Mr. Chen served as a director assistant at EKN Financial Service from January 2009 through April 2009. His earlier work experiences were as an accounting intern at Colgate Palmolive Company from January 2006 through August 2006 and as a marketing and business development intern at Duane Reade Corporation from September 2004 through April 2005. Mr. Chen holds a Bachelors degree in Finance and Investment from Baruch College and is working towards an MBA degree.

Qin Yang, Director. Ms. Yang is one of our co-founders and has been a director since inception in 1995. Ms. Yang had previously founded the Fuqing Welfare Garment Factory in 1984 and served as its Chief Designer and director.  Ms. Yang’s long tenure with us, her entrepreneurial experience and her leadership and management skills provide valuable insights to the Board. Ms. Yang graduated from Fujian Industrial Arts School in the Fujian province of the People’s Republic of China.  Mr. Ou and Ms. Yang and are husband and wife.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Directors, officers and persons who own more than ten percent of our common stock are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2009, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and ten percent stockholders except: Mr. Tai-ming Ou (1 late filing/1 late transaction), Mr. Ri-wen Xue (1 late transaction), Mr. Yun He (1 late transaction), Ms. Shannon Yan (1 late filing) and Ms. Qin Yang (1 late filing/1 late transaction).

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

Code of Ethics

The Board of Directors has adopted a Code of Ethics that is applicable to all of our directors, officers and employees, including our Chief Executive Officer and our Chief Financial Officer and principal accounting officer. We will provide our Code of Ethics without charge upon request. Requests should be made by email and addressed to William Chen at william.chen@chinacleanenergy.com.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Tai-ming Ou, our Chief Executive Officer, who we refer to in this annual report as the “named executive officer.” During 2009, no executive officer received annual remuneration in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	Total
Tai-ming Ou President and Chief Executive Officer (principal executive officer)	2009	$31,622	$78,501	$110,123
	2008	$31,136	$ 78,501	$109,637
———————
(1)
The dollar amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2009, in accordance with FASB ASC Topic 718.   Please see Note 10 to our financial statements for a discussion of assumptions made in the valuation.

Employment Agreement

On January 9, 2008, we entered into a two-year employment agreement with Tai-ming Ou, which automatically renews for additional one-year periods until either we or Mr. Ou, as the case may be, gives the other written notice of its intent not to renew the agreement at least 90 days prior to the end of the then current term. Pursuant to this agreement, Mr. Ou serves as our Chief Executive Officer and received a salary of approximately $2,595 per month during the first year of the agreement. We increased Mr. Ou’s salary by 10% to approximately $2,854 per month following the one year anniversary of the agreement. In addition, under this agreement, we granted Mr. Ou options to purchase 65,000 shares of common stock with an exercise price of $2.50 per share and 65,000 shares of common stock with an exercise price of $3.00 per share, with all options vesting quarterly over three years commencing on March 31, 2008. If Mr. Ou’s employment is terminated without cause or he resigns for good reason, all unvested options shall vest and Mr. Ou will be entitled to the continuation of benefits and the payment of his salary for 12 months.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2009 for our named executive officer.

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Option exercise price	Option expiration date
Tai-ming Ou	43,333(1)	21,667	$2.50	January 9, 2018
	43,333(1)	21,667	$3.00	January 9, 2018
__________
(1)
We granted Mr. Ou options to purchase 65,000 shares of our common stock at $2.50 per share pursuant to our 2008 Equity Incentive Plan.  The options vest quarterly over a three year period commencing March 31, 2008.

(2)
We granted Mr. Ou options to purchase 65,000 shares of our common stock at $3.00 per share pursuant to our 2008 Equity Incentive Plan.  The options vest quarterly over a three year period commencing March 31, 2008.

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

Compensation of Directors

The following table sets forth director compensation for the year ended December 31, 2009.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Qin Yang	$17,579	$12,077	$29,656
__________
(1)
The dollar amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes with respect to the year ended December 31, 2009, in accordance with FASB ASC Topic 718.   Please see Note 10 to our financial statements for a discussion of assumptions made in the valuation.

Ms. Qin Yang was one of our original founders in 1995 and has been one of our directors since that time. In addition, since June 2006, Ms. Yang has been an independent contractor, and for such services received $1,465 per month or $17,579 per annum during the year ended December 31, 2009.  We granted Ms. Yang options to purchase 10,000 shares of our common stock at $2.50 per share and 10,000 shares of our common stock at $3.00 per share pursuant to our 2008 Equity Incentive Plan.  The options vest quarterly over a three year period commencing March 31, 2008.    As of December 31, 2009, options to purchase 6,667 shares of our common stock at $2.50 per share and 6,667 shares of our common stock at $3.00 were exercisable.  Ms. Yang and Mr. Ou, our chief executive officer, president and chairman of the board of directors, are husband and wife.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Stockholders and Shareholding of Management

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 26, 2010 by:

•	each person known by us to beneficially own more than 5.0% of our common stock;

•	each of our directors;

•	our named executive officer; and

•	all of our directors and executive officers as a group.

The percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Securities and Exchange Commission, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or to direct the voting of the security, or investment power, which includes the power to dispose of or to direct the disposition of the security. Except as indicated in the footnotes to this table, each beneficial owner named in the table below has sole voting and sole investment power with respect to all shares beneficially owned and each person’s address is c/o China Clean Energy Inc., Jiangyin Industrial Zone, Jiangyin Town, Fuqing City, Fujian Province, People’s Republic of China, 350309.

As of March 30, 2010, we had 31,512,269 shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)
Tai-ming Ou	7,547,838 (2)	23.62%
Qin Yang	7,547,838 (3)	23.62%
William Chen	25,000 (4)	*
Nai-ming Yu	2,399,250	7.51%
Ri-wen Xue	833,020(5)	2.61%
All officers and directors as a group (4 persons)	8,405,858	26.31%
———————

*	Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 31, 2010. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Includes (i) 97,500 shares of common stock issuable upon the exercise of options, (ii) 3,518,900 shares of common stock held directly by Qin Yang and (iii) 15,000 shares of common stock issuable upon the exercise of options held by Qin Yang. Tai-ming Ou and Qin Yang are husband and wife.

(3)
Includes (i) 15,000 shares of common stock issuable upon the exercise of options, (ii) 3,916,438 shares of common stock held directly by Tai-ming Ou and (iii) 97,500 shares of common stock issuable upon the exercise of options held by Tai-ming Ou. Tai-ming Ou and Qin Yang are husband and wife.

(4)	Includes 25,000 shares of common stock issuable upon exercise of options.

(5)	Includes 75,000 shares of common stock issuable upon exercise of options.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

 Fujian Zhongde Technology Co. Ltd., our wholly owned subsidiary, purchases certain raw materials from Fujian Zhongde Waste Oil Co. Ltd. Yang Fan, a shareholder of Fujian Zhongde Waste Oil Co. Ltd., is the niece of Yang Qin, our director and a beneficial owner of 23.75% of our outstanding common stock. In the years ended December 31, 2009 and 2008, such purchases from Fujian Zhongde Waste Oil Co. Ltd. totaled $0 and $869,553, respectively. As of December 31, 2009 and 2008, there were no outstanding payables due to Fujian Zhongde Waste Oil Co. Ltd.

Mr. Ou agreed to personally guarantee Fujian Zhongde Technology Co. Ltd.’s obligations under its April 14, 2009 RMB 10 million, or approximately $1.43 million, loan agreement with Fuzhou City Commercial Bank at an annual interest rate of 5.84%.  This loan was outstanding as of December 31, 2009. In addition to Mr. Ou’s guarantee, Fujian Zhongde Technology Co. Ltd.’s obligations under this loan agreement are secured by, among other things, the land, bank accounts and real property of Fujian Zhongde Technology Co. Ltd. and the land of Fujian Zhongde Energy Co., Ltd.   On February 20, 2010, Fujian Zhongde Technology Co., Ltd has paid the full loan principal back to the bank.

Mr. Ou agreed to personally guarantee Fujian Zhongde Technology Co. Ltd.’s obligations under its April 14, 2009 RMB 11 million, or approximately $1.57 million revolving line of credit with Fuzhou City Commercial Bank. All advances under the revolving line of credit shall be evidenced by a promissory note with a floating interest rate based on the face value and maturity period of such note. In addition to Mr. Ou’s guarantee, Fujian Zhongde Technology Co. Ltd.’s obligations under this revolving line of credit are secured by, among other things, the land, bank accounts and real property of Fujian Zhongde Technology Co. Ltd and the land of Fujian Zhongde Energy Co., Ltd. As of December 31, 2009, Fujian Zhongde Technology Co. Ltd. had received advances of RMB 11 million, or approximately $1.57 million under the revolving line of credit.  On February 20, 2010, Fujian Zhongde Technology Co., Ltd repaid RMB 3 million, or approximately $440,100, of the loan principal.

Mr. Ou agreed to personally guarantee Fujian Zhongde Energy Co. Ltd.’s obligation under its February 24, 2010 RMB 33 million, or approximately $4,800,000, loan agreement with Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, at an annual interest rate of 5.94%. The proceeds from the loan shall be used for working capital.  Fujian Zhongde Energy Co. Ltd must repay RMB 5 million by February 24, 2011 and RMB 28 million by January 5, 2012. Repayment is secured by, among other things, the land of Fujian Zhongde Energy Co. Ltd and the land, and real property of Fujian Zhongde Technology Co., Ltd.

Director Independence

We do not currently have any independent directors.

Item 14.	Principal Accountant Fees and Services.

Fees billed for professional services provided to us by Frazer Frost, LLP for the fiscal years ended December 31, 2009 and 2008 were:

	2009	2008
Audit Fees	$180,000	$160,000
Audit-Related Fees	$-	$-
Tax Fees	$-	$-
All Other Fees	$-	$-

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following financial statements and financial statement schedule are included in Item 8 herein:

1.	Financial Statements

Report of Frazer Frost, LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2009 and 2008
Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008
Notes to Consolidated Financial Statements

2.	Financial Statement Schedule

None

3.	Exhibits

See Index to Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2010

CHINA CLEAN ENERGY INC.

/s/ Tai-ming Ou
Tai-ming Ou
President and Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant on March 31, 2010 in the capacities indicated.

Name	Title

/s/ Tai-ming Ou	President and Chief Executive Officer and Chairman
Tai-ming Ou	of the Board of Directors (Principal Executive Officer)

/s/ William Chen	Chief Financial Officer (Principal Financial
William Chen	Officer and Principal Accounting Officer)

/s/ Ri-wen Xue	Chief Operating Officer and Director
Ri-wen Xue

/s/ Qin Yang	Director
Qin Yang

Index to Exhibits

Exhibit No.	Description
3.1
Composite Certificate of Incorporation of China Clean Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on February 1, 2008)

3.2
Bylaws of China Clean Energy Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006)

10.1
Amended and Restated Consulting Agreement, dated January 18, 2007, between Fujian Zhongde Technology Co., Ltd. and Allstar Capital Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.2
Engagement Letter, dated September 19, 2006 between China Clean Energy Resources, Ltd. and Westminster Securities Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.3
Land Investment Agreement, dated December 25, 2006 between Fujian Zhongde Technology Co., Ltd and Fuzhou City Jiangyin Industry District Management Committee (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007)

10.4
Supplier Agreement, dated March 5, 2007 between China Clean Energy Inc. and Fujian Quanzhou Zhong Yuan Long Chemistry Industry Co., Ltd. (incorporated by reference to Exhibit 10.13 of Amendment No. 2 to the Registration Statement on form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007)

10.5
Supplier Agreement, dated March 5, 2007 between China Clean Energy, Inc. and Xinjiang Guansheng Technology Chemistry Co., Ltd. (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007)

10.6
Supplier Agreement, dated March 6, 2007 between China Clean Energy, Inc. and Meiweike (Shaxian) Linchan Chemistry Co., Ltd. (incorporated by reference to Exhibit 10.14 to Amendment No. 2 to the Registration Statement on form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 25, 2007)

10.7
Form of Securities Purchase Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.8
Form of Registration Rights Agreement, dated January 9, 2008 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.9
Form of Class A Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.10
Form of Lock-up Letter Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.11
2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.12
Form of 2008 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.13
Form of 2008 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.14
Employment Agreement, dated January 9, 2008 between China Clean Energy Inc. and Tai-ming Ou (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.15
Employment Agreement, dated January 9, 2008, between China Clean Energy Inc. and Ri-wen Xue (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.16
Employment Agreement, dated January 9, 2008, between China Clean Energy Inc. and Yun He (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008)

10.17
Loan Agreement, dated April 14, 2009 between Fujian Zhongde Technology Co., Ltd. and Fuzhou City Commercial Bank Co., Ltd., Longtian Branch (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 1, 2009)

10.18
Bank Draft and Acceptance Limit Agreement, dated April 14, 2009 between Fujian Zhongde Technology Co., Ltd. and Fuzhou City Commercial Bank Co., Ltd., Longtian Branch  (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 1, 2009)

10.19
Loan Agreement, dated February 24, 2010 between Fujian Zhongde Energy Co., Ltd. and Fujian Haixia Bank Co., Ltd. Longtian Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010)

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