Form 10-K/A
period 2009-12-31
CHINA CLEAN ENERGY INC
filed 2010-04-14
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer  ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the average bid and asked price of such common equity on the OTC Bulletin Board on such date was approximately $6,186459.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 30, 2010
Common Stock, $0.001 par value	31,512,269

Documents incorporated by reference:

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of China Clean Energy Inc. (the “Company”) for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission on March 31, 2010 (the “Original Filing”). This Amendment is being filed to amend Item 1A “Risk Factors” in order to delete a risk factor pertaining to “penny stock.”  The Company’s common stock is not, and during the past three years has not been, “penny stock” as that term is defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended.  In addition, we are deleting duplicates of certain risk factors that were inadvertently included twice. We are including as exhibits to this Amendment the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.  Because no financial statements are contained within this Amendment, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.  Except as set forth in this explanatory note, no other changes are made to the Original Filing.

 PART I

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

Dated: April 14, 2010

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

Exhibit No.	Description
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

31.1**	Section 302 Certification of Principal Executive Officer

31.2**	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer
______________
*               Previously filed as an exhibit to the original Annual Report on Form 10-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 31, 2010.

**             Filed herewith.