Form 10-Q
period 2010-03-31
CHINA CLEAN ENERGY INC
filed 2010-05-17
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission file number: 000-53773

CHINA CLEAN ENERGY INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0700927
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Jiangyin Industrial Zone, Jiangyin Town
Fuqing City, Fujian Province
People’s Republic of China
(Address of principal executive offices)
(Zip Code)

(347) 235-0258
(Registrant’s telephone number, including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The number of shares of the registrant’s common stock outstanding as of May 14, 2010: 31,512,269

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2010	2009
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$5,305,161	$4,154,814
Accounts receivable, net of allowance for doubtful accounts of $69,533 and $93,761, respectively	2,698,457	1,766,952
Other current assets	11,000	11,000
Deferred tax assets	69,268	69,466
Tax receivables	335,908	-

Inventories, net	3,386,391	464,842
Advances for inventory purchases	698,757	188,659
Total current assets	12,504,942	6,655,733

Plant and equipment, net	24,860,925	25,119,034
Intangible assets, net	4,795,104	4,860,645
Total assets	$42,160,971	$36,635,412

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,868,308	$157,433
Accrued liabilities	200,631	279,516
Customer deposits	140,124	71,090
Taxes payable	320,727	130,287
Short term notes payable	1,170,240	3,080,700
Bank loans payable, current portion	731,400	-
Total current liabilities	4,431,430	3,719,026

Warrants liability	1,617,131	1,259,774
Bank loans payable - net of current portion	4,095,840	-

Total liabilities	10,144,401	4,978,800

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	31,512	31,512
Additional paid-in capital	12,526,838	12,420,523
Statutory reserves	1,630,882	1,630,882
Retained earnings	14,757,620	14,407,448
Accumulated other comprehensive income	3,069,718	3,166,247
Total shareholders' equity	32,016,570	31,656,612

Total liabilities and shareholders' equity	$42,160,971	$36,635,412

See accompanying notes to condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (OPERATIONS) AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended March 31,
	2010	2009

REVENUES	$10,737,691	$2,806,262
Less: cost of goods sold	9,251,495	2,449,930
GROSS PROFIT	1,486,196	356,332

OPERATING EXPENSES
Selling and marketing	54,046	48,056
General and administrative	432,280	441,390
Research and development	9,902	25,924
Total operating expenses	496,228	515,370

INCOME (LOSS) FROM OPERATIONS	989,968	(159,038)

OTHER INCOME (EXPENSE)
Interest income (expense), net	(57,462)	953
Other income (expense)	117	(1,101)
Change in fair value of warrants liability	(357,357)	26,064
Total other income (expenses)	(414,702)	25,916

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	575,266	(133,122)

PROVISION FOR INCOME TAXES	225,094	10,362

NET INCOME (LOSS)	350,172	(143,484)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(983)	(45,210)

COMPREHENSIVE INCOME (LOSS)	$349,189	$(188,694)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of shares	31,512,269	31,512,269
Earnings (loss) per share	$0.011	$(0.005)

See accompanying notes to condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the three months ended
	March 31
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$350,172	$(143,484)
Adjusted to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	363,810	177,236
Allowance for doubtful accounts	(24,228)	29,153
Amortization of intangible assets	107,739	58,463
Stock-based compensation expense	106,315	93,094
Writedown on inventory	-	25,464
Change in warrants libility	357,357	(26,064)
Deferred tax provision	198	-
Changes in operating assets and liabilities
Accounts receivable	(907,277)	(203,504)
Inventories	(2,921,549)	(19,346)
Advances for inventory and other current assets	(510,098)	102,880
Accounts payable	1,710,875	607,346
Accrued liabilities	(78,885)	29,803
Customer deposits	69,034	(129,361)
Taxes payables	190,440	(12,235)
Taxes receivable	(335,908)	-
Net cash provided by (used in) operating activities	(1,522,005)	589,445

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	-	(558,889)
Purchase of equipment	(105,701)	(2,102)
Proceeds from sale of equipment	-	-
Advances for equipment purchases	-	(194,631)
Addition to intangibles	(42,198)	-
Net cash (used in) investing activities	(147,899)	(755,622)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from bank loans	4,827,240	-
Payments on bank loans	(1,910,460)	(257,527)
Net cash provided by (used in) financing activities	2,916,780	(257,527)

EFFECT OF EXCHANGE RATE ON CASH	(96,529)	(31,164)

INCREASE IN CASH AND CASH EQUIVALENTS	1,150,347	(454,868)
CASH AND CASH EQUIVALENTS, beginning of period	4,154,814	2,913,711
CASH AND CASH EQUIVALENTS, end of period	$5,305,161	$2,458,843

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expenses paid	$55,773	$2,652
Income taxes paid	$68,675	$-
Non cash investing activity:
Reclassification of advance of equipment purchase to construction in progress	$-	$587,612

See accompanying notes to condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy Inc. (“CCE” or the “Company”) was incorporated in the State of Delaware on November 12, 2004. The Company, through its wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”), a British Virgin Islands company, and Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC” or “China”) and abroad.

On November 5, 2007, CCER established a new wholly-owned subsidiary, Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), in Jiangyin Industrial Zone, Fuqing City, Fujian Province, PRC. Zhongde Energy built a biodiesel and specialty chemicals refinery in the Jiangyin Industrial Park and produces and sells biodiesel and specialty chemicals products. The Company has moved its administrative headquarters to the new plant.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying condensed consolidated financial statements of China Clean Energy Inc. reflect the activities of CCE and its 100% owned subsidiaries CCER, Fujian Zhongde and Zhongde Energy.

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

The unaudited interim condensed consolidated financial statements include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results that may be expected for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, as amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 14, 2010.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of share-based compensation granted to its employees and estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and prudent. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosure of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Current assets and current liabilities are financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

As of March 31, 2010 and December 31, 2009, the bank loans amounted to $5,997,480 and $3,080,700, respectively. The Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Carrying Value as of March 31, 2010 (unaudited)	Fair Value Measurements at March 31, 2010 (unaudited)
		Level 1	Level 2	Level 3
Warrants liability	$1,617,131			$1,617,131

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Warrants liability	$1,259,774			$1,259,774

The following is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 and the year ended December 31, 2009:

	For the three months ended March 31, 2010	For the year ended December 31, 2009
	Warrants Liability
	(Unaudited)
Beginning balance*	$1,259,774	$295,381
Total gains or losses:
Included in earnings	357,357	964,393
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfer in and/or out of Level 3	-
Ending balance	$1,617,131	$1,259,774

* Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. As the result of the adoption, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to long-term warrants liability to recognize the fair value of such warrants.  Refer to Note 9 for additional information.

Foreign Currency Translation

The functional currency of CCE, CCER, Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.1463 and $0.1467 at March 31, 2010 and December 31, 2009, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14665 and $0.14651 for the three months ended March 31, 2010 and 2009, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

As of March 31, 2010 and December 31, 2009, translation adjustments resulting from this process included in accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $3,069,718 and $3,166,247, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful account is established and recorded based on managements’ assessment of potential losses based on the credit history and relationship with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Intangible assets consist of land use rights and patents. All land in China is owned by the government; however, the government grants “land use rights.” The Company, through its 100% owned subsidiaries, owns three land use rights with lives ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. The Company amortizes the cost of land use rights over the respective contract periods.

Patents, which have a legal life of 10 years in the PRC, are amortized over 10 years as management believes that 10 years is the estimated useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the fair value of the assets. There was no impairment for the three months ended March 31, 2010 and 2009.

Revenue Recognition

The Company’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made.  However, revenue is realized and earned only when four criteria are met:

•	persuasive evidence of an arrangement exists (the Company considers its sales contracts to be persuasive evidence of an arrangement);
•	product is shipped or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

Substantially all of the Company’s products are sold free on board (“FOB”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing its finished product.

Transportation and unloading charges and product inspection charges are included in selling expenses totaled $44,693 and $73,909 for the three months ended March 31 2010 and 2009, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs.  In accordance with GAAP accounting for R&D costs, the Company expenses the costs associated with the R&D activities when incurred.

The R&D expenses are included in general and administrative expenses totaled $9,902 for the three months ended March 31 2010.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with GAAP regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreements, as earned.

Income Taxes

The Company records income taxes pursuant to GAAP for income taxes which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

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

Deferred tax assets at March 31, 2010 and December 31, 2009 was $69,268 and 69,466, respectively.

Income tax returns for the year prior to 2005 are no longer subject to examination by tax authorities.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning foreign investment enterprises and foreign enterprises (the “EIT”) and various local income tax laws.

The EIT utilizes a tax rate of 25%, except for companies that qualify as “High Tech” companies that pay a reduced rate of 15%.  Fujian Zhongde qualifies for this reduced tax rate of 15% and its tax certificate must be re-certified every year with the local tax authority.

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

Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares if applicable are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends FASB Accounting Standards (“ASC”) Topic 820-10 to require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception:  the new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal year beginning after December 15, 2010, and for the interim periods with those fiscal years. Therefore, the disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. ASU 2010-06 requires new disclosures only.  The Company does not expect the adoption of this pronouncement will have an impact on its consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC Topic 810-10, “Consolidation” The amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC Topic 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. The Company is currently evaluating the effects, if any, that the amendment to ASC Topic 810-10 will have on its consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	March 31, 2010	December 31, 2009
	(Unaudited)
Raw materials	$1,665,778	$349,800
Work in process and packaging materials	10,297	4,471
Finished goods	1,710,316	110,571
Total	$3,386,391	$464,842

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	March 31, 2010	December 31, 2009
	(unaudited)
Buildings	$11,998,533	$12,032,983
Equipment and machinery	16,797,076	16,744,242
Office equipment and vehicles	180,025	92,708
Total	28,975,634	28,869,933
Less accumulated depreciation	(4,114,709)	(3,750,899)
Plant and equipment, net	$24,860,925	$25,119,034

Depreciation expense was $363,810 and $177,236 for the three months ended March 31, 2010 and 2009, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31, 2010	December 31, 2009
	(Unaudited)
Land use rights	$4,361,181	$4,950,538
Patents and licenses	1,981,195	1,349,640
Total	6,342,376	6,300,178
Less accumulated amortization	(1,547,272)	(1,439,533)
Total intangible assets, net	$4,795,104	$4,860,645

Amortization expense for the three months ended March 31, 2010 and 2009 amounted to $107,739 and $58,463, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as the following:

Twelve months ending March 31,	Estimated Amortization Expense
2010	$193,858
2011	189,457
2012	189,457
2013	189,457
2014	189,457

NOTE 6 – SHORT TERM NOTES PAYABLE

The Company obtained two short term loans from Fuzhou City Commercial Bank bearing interest at prime plus 4.8675%. The loans are payable monthly through April 2010, and are secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde. The loans are guaranteed by the Company's Chief Executive Officer. Interest expense was approximately $36,000 and $2,700 for the three months ended March 31, 2010 and 2009, respectively. Interest expense incurred for the three months ended March 31, 2010 was fully capitalized into construction in progress.

NOTE 7 – BANK LOANS PAYABLE

March 31, 2010
(Unaudited)
Bank loans payable	4,827,240
Less: Current portion	731,400
$4,095,840

Bank loans payable consists of loans with interest at 5.94% payable monthly through January 2012, secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde.  Two installment payments are scheduled: (i) 5,000,000 RMB (Approximately $731,400) is due February 2011; and (ii) 28,000,000 RMB (approximately $4,095,840) is due January 2012.

Total interest expense on the bank loan for the three months ended March 31, 2010 amounted to approximately $20,000.

The Company’s Chief Executive Officer has provided a personal guarantee of the above bank loans.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plan out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $4,180 and $5,566 for the three months ended March 31, 2010 and 2009, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

As of March 31, 2010 and December 31, 2009, the Company had no liability for pension or post-employment benefits. The Company does not have a pension or other retirement plan.

NOTE 9 – PRIVATE PLACEMENT AND WARRANTS

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

In connection with the private placement, four shareholders and officers placed a total of 1,500,000 shares of their personally owned CCE common stock into an escrow account, to be released to the investors of the offering if the Company failed to (1) commence the production of biodiesel at its currently proposed production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ended December 31, 2009.

As of January 1, 2009, the Company did not successfully commence production of biodiesel at the Jiangyin location, and the 1,500,000 shares of Company’s common stock held in escrow was transferred to the offering investors.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic 815-40 regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus qualifies for the scope exception.  As a result of adoption, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because these warrants are denominated in US dollars and the Company’s functional currency is Renminbi and because the warrants are effectively “dual-indexed.” As such, effective January 1, 2009, the Company reclassified the fair value of these warrants from equity to liability status as if these warrants had been treated as a derivative liability since their date of issue in January 2008.  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expired.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrant liability to recognize the fair value of such warrants on such date. The fair value increased to $1,259,774 at December 31, 2009. The Company recognized a $357,357 loss from the change in fair value for the three months ended March 31, 2010.

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes option pricing model using the following assumptions:

	March 31,	January 1,
	2010	2009
	(Unaudited)	(Unaudited)
Annual dividend yield	—	—
Expected life (years)	2.75	4.00
Risk-free interest rate	1.60%	1.55%
Expected volatility	101%	99%

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

Following is a summary of warrant activity and status:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
December 31, 2007	-	-	-	-
Granted	6,200,000	6,200,000	$2.00	5
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2008	6,200,000	6,200,000	$2.00	4
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2009	6,200,000	6,200,000	$2.00	3
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at March 31, 2010 (Unaudited)	6,200,000	6,200,000	$2.00	2.75

NOTE 10 – OPTIONS

On January 9, 2008, the Company adopted the 2008 Equity Incentive Plan. Under the 2008 Equity Incentive Plan, CCE is authorized to issue up to 2,000,000 options.  Of these, 1,000,000 will have an exercise price equal to the greater of (i) $2.50 or (ii) the fair market value of the common stock on the date of grant (“Tranche 1 Options”) and 1,000,000 will have an exercise price equal to the greater of (i) $3.00 or (ii) the fair market value of the common stock on the date of grant (“Tranche 2 Options”). Under the 2008 Equity Incentive Plan, CCE is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options.  All options under the Plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by CCE’S board of directors.

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. Options totaling 840,000 are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share.  All 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2007	-	$-	$-
Granted	1,680,000	2.75	3,043,429
Forfeited	(1,070,000)		(1,902,143)
Exercised	-	-	-
Outstanding as of December 31, 2008	610,000	$2.75	$1,141,286
Granted	-	-	-
Forfeited	(20,000)	2.75	(9,803	)-
Exercised	-	-	-
Outstanding as of December 31, 2009	590,000	$2.75	$1,131,483
Granted	300,000	2.75	137,131
Forfeited	(20,000)	2.75	(9,268)
Exercised	-	-	-
Outstanding as of March 31, 2010 (unaudited)	870,000	$2.75	$1,259,346

Following is a summary of the status of options outstanding at March 31, 2010:

Outstanding Options (unaudited)			Exercisable Options (unaudited)
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	435,000	7.75	$2.50	221,250	7.75
$3.00	435,000	7.75	$3.00	221,250	7.75
Total	870,000			442,500

NOTE 11 - EARNINGS PER SHARE

For the three months ended March 31, 2010, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants anti-dilutive.

NOTE 12 – STATUTORY RESERVES

The Company’s PRC subsidiaries are required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the after tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.

NOTE 13 – TAXES

Income Taxes

Income taxes expenses consist of:

	Three Months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Current:
PRC	$224,896	$10,362
United States	-	-
Total current	224,896	10,362
Deferred	198	-
Total	$225,094	$10,362

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

Beginning January 1, 2008, the EIT has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%.  Fujian Zhongde qualifies as a High Tech company and therefore pays a reduced tax rate of 15%.  For companies established before March 16, 2007, however, there is a tax holiday treatment approved by local government pursuant to which such companies will pay no taxes for the first two years without paying tax and the subsequent three years will have a 50% reduction in tax rate. This will apply when the Company has its first profitable year.

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. A preferential rate is also applied for exporting products.

VAT on sales and VAT on purchases amounted to $823,438 and $1,321,236, respectively, for the three months ended March 31, 2010. VAT on sales and VAT on purchases amounted to $317,103 and $365,099, respectively, for the three months ended March 31, 2009. Sales and purchases are recorded net of VAT collected and paid because the VAT taxes are not impacted by the income tax holiday. Because the Company’s purchases and VAT taxes paid during the three months ended March 31, 2010 were greater than sales during the period, the Company has prepaid taxes that can be used to offset future VAT on sales.

NOTE 14 – SEGMENT INFORMATION

The Company operates in one industry segment – the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets are located in the PRC.

Net sales and gross profit percentages (“GP %”) for the three months ended March 31, 2010 and 2009 consist of:

	2010		2009
	Sales	GP%	Sales	GP%
	(Unaudited)		(Unaudited)

Domestic sales	$ 8,198,163	13.78%	$ 1,865,314	7.10%
International sales	2,539,528	15.21%	940,948	26.6%
Total sales	$ 10,737,691	13.8%	$ 2,806,262	12.7%

NOTE 15 – CONCENTRATIONS

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC and an offshore account in the U.S. Total cash deposited with banks within the PRC, as of March 31, 2010, amounted to $5,305,161, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

At March 31, 2010, receivables from two customers were approximately 12% and 10%.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

From time to time, the Company is involved in legal matters arising in the ordinary course of business.  Management currently is not aware of any legal matters or pending litigation that would have a significant effect on the Company’s condensed consolidated financial statements as of March 31, 2010.

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of March 31, 2010, the Company has estimated its severance payments are approximately $90,000, which has not been reflected in its condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “we,” “us,” “our,” “CCE” and “the Company” refer to China Clean Energy Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 14, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 14, 2010, as well as others that we may consider immaterial or do not anticipate at this time.

Forward-looking statements in this Quarterly Report on Form 10-Q are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Company Overview

We, through our wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”) and Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), are engaged in the development, manufacturing, and distribution of biodiesel and specialty chemical products made from renewable resources.  We are engaged in the manufacture of high-quality specialty chemical products from renewable resources. Through cooperation with outside experts at various research institutes and our research and development efforts, we formulated a proprietary process for refining biodiesel from waste vegetable oils and waste grease. Using this proprietary process, we began producing biodiesel in 2005 and commenced selling biodiesel commercially in December 2005.  On November 5, 2007, Fujian Zhongde Energy Co. Ltd. (“Zhongde Energy”) was incorporated in the Province of Fujian, People’s Republic of China as an indirect wholly owned subsidiary of the Company for the development and operation of our new biodiesel and specialty chemical refinery in Jiangyin Industrial Park, Fuqing City, Fujian Province, People’s Republic of China.

Recent Events

On April 14, 2010, the Company engaged Friedman, LLP to serve as the Company’s independent auditor effective immediately. Founded in 1924, Friedman, LLP is headquartered in New York City and has offices in New Jersey and Long Island, employing 325 personnel, and providing accounting, tax and consulting services to public and privately held companies.

We completed construction of a new biodiesel and specialty chemical focused production facility in the new Fuqing Jiangyin Industrial Park in the Fujian Province, People’s Republic of China, in October 2009.  We successfully completed the trial production phase at our new facility at the end of 2009 and, as of January 2010, the new plant is fully operational. We have moved our administrative headquarters to the new plant.

The Fuqing Jiangyin Industrial Park is equipped with a deep sea harbor capable of servicing 100,000 ton cargo ships, a container port and a railroad that will be connected to the People’s Republic of China’s national railroad network. The facility has the flexibility to produce 100,000 tons of biodiesel per year, or 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. We believe our expansion of both our biodiesel and specialty chemical production capacity will help us to increase our competitiveness and profitability in the future.  The new plant increases our specialty-chemicals capacity by 30,000 tons per year to a total of 40,000 tons per year. For the three months ended March 31, 2010, capacity utilization at our new plant was approximately 28% for biodiesel and 36% for specialty chemicals. The plant did not operate at full capacity during the quarter because it was not necessary to run at the full capacity to fulfill the sales volume purchased by our customers. We anticipate that the utilization rate at our new plant will increase in proportion to increases in our sales volume.

Results of Operations

Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

Revenues. During the quarter ended March 31, 2010, we had net sales of $10,737,691 (27% from biodiesel sales and 73% from specialty chemicals sales), as compared to net sales of $2,806,262 (20% from biodiesel sales and 80% from specialty chemicals sales) during the quarter ended March 31, 2009, an increase of approximately 283%. The increase in revenue was driven by the increased capacity provided by our new facility in Jiangyin and also the apparent beginnings of a global economic recovery, both of which increased our sales volume and increased average selling prices for both our specialty chemicals and biodiesel product segments. During the quarter ended March 31, 2010, we had sales volume of 5,825 tons from specialty chemicals and 4,391 tons from biodiesel, as compared to sales volume of 1,782 tons from specialty chemicals and 1,026 tons from biodiesel during the quarter ended March 31, 2009.  Approximately 55% of the sales increase was contributed by our new Jiangyin plant. We expanded our sales to our existing customers and also added five new customers for the quarter ended March 31, 2010. During the quarter ended March 31, 2010, the average selling price was approximately $1,368 per ton for specialty chemicals and approximately $681 per ton for  biodiesel, as compared to the quarter ended March 31 2009, in which the average selling price was approximately $1,266 per ton for specialty chemicals and approximately $528 per ton for biodiesel.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $9,251,495 for the quarter ended March 31, 2010, as compared to cost of goods sold of $2,449,930 for the quarter ended March 31, 2009. Feedstock cost represents a significant portion of the cost of goods sold and our gross profit. Feedstock cost was approximately $8,587,966 for the quarter ended March 31, 2010, as compared to $2,033,633 for the quarter ended March 31, 2009.  As the market conditions recover, management expects the price of feedstock to increase. We had a gross profit of $1,486,196 for the quarter ended March 31, 2010, as compared to a gross profit of $356,332 for the quarter ended March 31, 2009, representing gross margins of approximately 13.8% and 12.7%, respectively. This increase in gross margin was primarily driven by the increase in the average selling price.

Selling Expenses. Selling expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries, totaled $54,046 for the quarter ended March 31, 2010, as compared to $48,056 for the quarter ended March 31, 2009, an increase of approximately 12%. This increase was due to higher sale volume and higher export freight charges, domestic shipping fees and commission fees.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $442,182 for the quarter ended March 31, 2010, as compared to $467,314 for the quarter ended March 31, 2009, a decrease of approximately 5%. This decrease was primarily attributable to lower stock-based compensation expense due to a reduction in the number of our employees and cancellation of our Canadian consulting services, which reduced our other operating expenses. For the quarter ended March 31, 2010, in comparison to the quarter ended March 31, 2009, the employment of three employees under the stock compensation plan has terminated. Our general and administrative expenses remain at the same level.

Net Income (Loss). We recorded net income of $350,172, or $0.011 per basic and diluted share, for the quarter ended March 31, 2010, which included a non-cash charge of $357,357 due to change in fair value measurement of the warrants issued in connection with our 2008 private placement. We recorded a net loss of $143,484, or $0.005 loss per basic and diluted share, for the quarter ended March 31, 2009.  The increase in net income was attributable mainly to the increase in sales volume of both biodiesel and specialty chemicals and the increase in the average selling price of both products.

We reviewed our non-GAAP adjusted net earnings to measure the performance of our business.  The non-GAAP adjusted net earnings exclude both non-recurring items and non-cash charges related to our warrants. We believe that these non-GAAP adjusted financial measures are helpful because they reflect our essential operating activities and provide a consistent method of comparison to historical periods. We believe that providing these non-GAAP measures to investors is beneficial for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand our financial performance as compared to historical periods without variation of non-recurring items and non-operating related charges. In addition, investors are able to evaluate our performance using the same methodology and information as that used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment of which charges are excluded from the non-GAAP financial measure. However, we compensated for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income (loss).

	Three months ended March 31,
	2010	2009

Net income (loss)	$350,172	$(143,484)
Add back (deduct):
Change in fair value of warrant	$357,357	(26,064)
Stocked-based compensation	$106,315	$93,094
Adjusted net income (loss)	$813,844	$(76,454)

Diluted earnings per share	$0.011	$(0.005)
Add back (deduct)
Change in fair value of warrant	$0.011	(0.000)
Stocked-based compensation	$0.003	$0.003
Adjusted earnings per share	$0.03	$(0.002)

The adjusted non-GAAP net income of $813,844 and the adjusted non-GAAP earnings per share of $0.03 per share for the quarter ended March 31, 2010 in the table above excludes a $357,357 non-cash charge due to change in the fair value of warrants and a $106,315 stock-based compensation expense. Our adjusted non-GAAP net loss for the quarter ended March 31, 2009 was $76,454, or $0.002 loss per share.

Liquidity and Capital Resources

In January 2010, the new plant was in operations. As previously disclosed, the new plant has a production capacity of 100,000 tons of biodiesel per year or 30,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. The new plant increases our specialty-chemicals capacity by 30,000 tons to a total of 40,000 tons annually.

Loan Agreement. In February 2010, we secured an additional bank financing for approximately $4,800,000 from Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, for use in working capital at our new plant.

Pursuant to the Loan Agreement, Zhongde Energy borrowed RMB 33 million, or approximately $4.8 million (the “Loan”), at an annual interest rate of 5.94% (the “Base Rate”).  The proceeds from the Loan are required to be used for working capital. Zhongde Energy must repay RMB 5 million, or approximately $732,064, by February 24, 2011 and RMB 28 million, or approximately $4,099,560, by January 5, 2012. Repayment is secured by, among other things, the land of Zhongde Energy and the land, bank accounts and real property of Fujian Zhongde Tai-Ming Ou, the Company’s chief executive officer, has personally guaranteed Zhongde Energy’s obligations under the Loan. Zhongde Energy shall be subject to a penalty interest rate that is 30% greater than the Base Rate in the event it does not timely repay the Loan and 80% greater than the Base Rate in the event that it does not use the proceeds from the Loan as specified in the Loan agreement. There are no additional covenants under the Loan.

General.   As of March 31, 2010 and December 31, 2009, we had cash and cash equivalents of $5,305,161 and $ 4,154,814, respectively. The increase in cash and cash equivalents was primarily attributable to the $4,827,240 of proceeds we received from bank loans, partly offset by payments for inventory purchases during the three months ended March 31, 2010.

Net cash used in operating activities totaled $1,522,005 during quarter ended March 31, 2010 and was primarily attributable to a $2,921,549 increase in inventories. Net cash provided by operating activities totaled $589,445 for the quarter ended March 31, 2009 and was primarily attributable to an increase in accounts payable of $607,346.

Net cash used in investing activities totaled $147,899 for the quarter ended March 31, 2010, primarily a result of the purchase of equipment. Net cash used in investing activities totaled $755,622 for the quarter ended March 31, 2009, mainly attributable to $558,889 related to the construction of our new plant and equipment purchase of $21,525.

Net cash provided by financing activities totaled $2,916,780 during the quarter ended March 31, 2010 and was due to the net proceeds from bank loans of $4,827,240 for working capital uses for the quarter ended March 31, 2010, partially offset by a $1,910,460 payment on a bank loan.  Net cash used in financing activities totaled $257,527 for the quarter ended March 31, 2009, primarily attributable to repayments of our bank loan.

We have historically met our liquidity and capital requirements from a variety of sources. These include internally generated cash flow, short-term borrowings from related parties and financial institutions, and sales of common stock.  Based upon the financial resources available to the Company, management believes that it has sufficient capital and liquidity to sustain operations for at least the next twelve months.

Obligations under Material Contracts .  We had no material commitments as of March 31, 2010.

Private Placement.   On January 9, 2008, we completed a private placement, pursuant to which we issued 10,000,000 shares of common stock at a price of $1.50 per share and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share, for aggregate gross proceeds of $15,000,000. In connection with the private placement, we incurred placement agent fees of approximately $1,200,000, and issued the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share. The net proceeds of $13.6 million from the above financing were used to construct our new plant.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based on the condensed consolidated financial statements. Our condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, fair value of warrants and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principals upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax, impairment of intangibles and other long-lived assets. We describe these accounting policies below and under the heading “Recently Issued Accounting Pronouncements.”

The condensed consolidated financial statements of the Company are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. Current assets and current liabilities are financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

As of March 31, 2010 and December 31, 2009, the bank loans amounted to $5,997,480 and $3,080,700, respectively. The Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans.

Liabilities measured at fair value on a recurring basis are summarized as follows:

	Carrying Value as of March 31, 2010 (unaudited)	Fair Value Measurements at March 31, 2010 (unaudited)
		Level 1	Level 2	Level 3
Warrants liability	$1,617,131			$1,617,131

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Warrants liability	$1,259,774			$1,259,774

The following is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2010 and the year ended December 31, 2009:

	For the three months ended March 31, 2010	For the year ended December 31, 2009
	Warrants Liability
	(Unaudited)
Beginning balance*	$1,259,774	$295,381
Total gains or losses:
Included in earnings	357,357	964,393
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfer in and/or out of Level 3	-
Ending balance	$1,617,131	$1,259,774

* Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. As the result of the adoption, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to long-term warrants liability to recognize the fair value of such warrants.  Refer to the condensed consolidated financial statements for additional information.

Foreign Currency Translation

The functional currency of CCE, CCER, Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.1463 and $0.1467 at March 31, 2010 and December 31, 2009, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14665 and $0.14651 for the three months ended March 31, 2010 and 2009, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

As of March 31, 2010 and December 31, 2009, translation adjustments resulting from this process included in accumulated other comprehensive income in the condensed consolidated balance sheets amounted to $3,069,718 and $3,166,247, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful account is established and recorded based on managements’ assessment of potential losses based on the credit history and relationship with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Intangible assets consist of land use rights and patents. All land in China is owned by the government; however, the government grants “land use rights.” The Company, through its 100% owned subsidiaries, owns three land use rights with lives ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. The Company amortizes the cost of land use rights over the respective contract periods.

Patents, which have a legal life of 10 years in the PRC, are amortized over 10 years as management believes that 10 years is the estimated useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company recognizes an impairment loss based on the fair value of the assets. There was no impairment for the three months ended March 31, 2010 and 2009.

Revenue Recognition

The Company’s sales are related to sales of product. Revenue for product sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made.  However, revenue is realized and earned only when four criteria are met:

•	persuasive evidence of an arrangement exists (the Company considers its sales contracts to be persuasive evidence of an arrangement);
•	product is shipped or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

Substantially all of the Company’s products are sold free on board (“FOB”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sales price or at a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other materials included in the cost of producing its finished product.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with GAAP regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreements, as earned.

Income Taxes

The Company records income taxes pursuant to GAAP for income taxes which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between the income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

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

Income tax returns for the year prior to 2005 are no longer subject to examination by tax authorities.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning foreign investment enterprises and foreign enterprises (the “EIT”) and various local income tax laws.

The EIT utilizes a tax rate of 25%, except for companies that qualify as “High Tech” companies that pay a reduced rate of 15%.  Fujian Zhongde qualifies for this reduced tax rate of 15% and its tax certificate must be re-certified every year with the local tax authority.

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

Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares if applicable are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 amends FASB Accounting Standards (“ASC”) Topic 820-10 to require entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, ASU 2010-06 requires entities to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The new disclosure requirements apply to interim and annual reporting periods beginning after December 15, 2009, with one exception:  the new rules regarding purchases, sales, issuances and settlements associated with Level 3 measurements will be effective for fiscal year beginning after December 15, 2010, and for the interim periods with those fiscal years. Therefore, the disclosures related to Level 1 and Level 2 fair value measurements are effective for the Company in 2010 and the disclosures related to Level 3 fair value measurements are effective for the Company in 2011. ASU 2010-06 requires new disclosures only.  The Company does not expect the adoption of this pronouncement will have an impact on its consolidated financial statements.

In June 2009, the FASB issued an amendment to ASC Topic 810-10, “Consolidation” The amendment requires an enterprise to qualitatively assess the determination of the primary beneficiary of a variable interest entity (“VIE”) based on whether the enterprise: (1) has the power to direct the activities of a VIE that most significantly effect the entity’s economic performance; and (2) has the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC Topic 810-10, as amended, requires an ongoing reconsideration of the primary beneficiary, and amends the events that trigger a reassessment of whether an entity is a VIE. This statement is effective as of the beginning of a reporting entity’s first annual reporting period that begins after November 15, 2009. Earlier application is prohibited. Retrospective application is optional. The Company is currently evaluating the effects, if any, that the amendment to ASC Topic 810-10 will have on its consolidated financial statements.

Item 4T. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2010, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

We continue to be subject to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 14, 2010.  In addition, we are subject to the following additional risk factor:

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

Item 6.  Exhibits

(a)	Exhibits See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA CLEAN ENERGY INC.

Date: May 17, 2010	/s/ Tai-ming Ou
Tai-ming Ou
President and Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.1
Composite Certificate of Incorporation of China Clean Energy Inc. (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2 of China Clean Energy Inc. filed with the Securities and Exchange Commission on February 1, 2008).

3.2
Bylaws of China Clean Energy Inc. (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on October 30, 2006).

10.1
Loan Agreement, dated February 24, 2010 between Fujian Zhongde Energy Co., Ltd. and Fujian Haixia Bank Co., Ltd. Longtian Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_____________________
*           Filed herewith.