Form 10-K/A
period 2008-12-31
CHINA CLEAN ENERGY INC
filed 2010-06-08
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Documents incorporated by reference:

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of China Clean Energy Inc. (the “Company”) for the year ended December 31, 2008, previously filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2009 (the “Original Filing”) and previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on August 18, 2009 (“Amendment No. 1”). This Amendment No. 2 is being filed because the certifications required by Item 601(b)(31) of Regulation S-K accompanying the Original Filing and Amendment No. 1 erroneously omitted the introductory language of paragraph 4 that references internal control over financial reporting. Accordingly, this Amendment No. 2 includes the corrected certifications.  Pursuant to interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” we are also filing full Item 9A(T) disclosures and our consolidated financial statements as part of this Amendment No. 2.  Except as described above, we have not modified or updated any other disclosures contained in Amendment No. 1, including without limitation Item 9A(T) and the consolidated financial statements.  This Amendment No. 2 also includes certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

		Page
	PART II
Item 8.	Financial Statements and Supplementary Data.	3
Item 9A(T).	Controls and Procedures.	26
	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	27

PART II

Item 8.	Financial Statements and Supplementary Data.

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

Item 9A(T).	Controls and Procedures.

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

(a)  The following financial statements and financial statement schedules are included in Item 8 herein:

1.  Financial Statements

Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Income and Other Comprehensive Income for the Years ended December 31, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Comprehensive Income
Consolidated Statements of Cash Flows for the Years ended December 31, 2008 and 2007
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

None

3.  Exhibits

See Index to Exhibits

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2010

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