Form 10-K/A
period 2009-12-31
CHINA CLEAN ENERGY INC
filed 2010-06-08
CIK 1331444

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

Documents incorporated by reference:

None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) amends the Annual Report on Form 10-K of China Clean Energy Inc. (the “Company”) for the year ended December 31, 2009, previously filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2010 (the “Original Filing”) and previously amended by Amendment No. 1 on Form 10-K/A filed with the SEC on April 14, 2010 (“Amendment No. 1”). This Amendment No. 2 is being filed because the certifications required by Item 601(b)(31) of Regulation S-K accompanying the Original Filing erroneously omitted the introductory language of paragraph 4 that references internal control over financial reporting. Accordingly, this Amendment No. 2 includes the corrected certifications.  Pursuant to interpretation 246.13 in the Regulation S-K section of the SEC’s “Compliance & Disclosure Interpretations,” we are also filing full Item 9A(T) disclosures and our consolidated financial statements as part of this Amendment No. 2.  Item 9A(T) has been amended to clarify that (i) management concluded that our disclosure controls and procedures were not effective as of December 31, 2009 and (ii) during the fourth fiscal quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  Except as described above, we have not modified or updated any other disclosures contained in the Original Filing or Amendment No. 1, including without limitation the consolidated financial statements.  This Amendment No. 2 also includes certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

TABLE OF CONTENTS

		Page
	PART II
Item 8.	Financial Statements and Supplementary Data.	3
Item 9A(T).	Controls and Procedures.	24
	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	26

PART II

Item 8.	Financial Statements and Supplementary Data.

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

The Company has performed an evaluation of subsequent events till the date the financial statements were issued.

Item 9A(T).	Controls and Procedures.

Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, our management, including our Chief Executive Officer, Mr. Tai-ming Ou, and our Chief Financial Officer, Mr. William Chen, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on their assessment, Mr. Ou and Mr. Chen determined that, as of December 31, 2009, because of the significant deficiencies in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

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

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2009, our management concluded that, after adding additional qualified accountants, we still need to increase our qualified accounting personnel and enhance the supervision, monitoring and review of our financial statements preparation. During the first fiscal quarter of 2010, we have taken measures to remediate these significant deficiencies by seeking additional financial reporting and accounting personnel with relevant accounting experience, skills and knowledge in the preparation of financial statements pursuant to the requirements of US GAAP and SEC disclosure rules.

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

Changes in Internal Controls over Financial Reporting

During the fourth fiscal quarter of 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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