Form 10-Q
period 2010-06-30
CHINA CLEAN ENERGY INC
filed 2010-08-13
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of August 12, 2010: 31,512,269

TABLE OF CONTENTS

		Page
	PART I
Item 1.	Financial Statements	1
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 4T.	Controls and Procedures	30
	PART II
Item 1A.	Risk Factors	30
Item 6.	Exhibits	31

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$7,297,885	$4,154,814
Resticted cash	397,518	-
Accounts receivable, net of allowance for doubtful accounts of $93,870 and $93,761	3,554,111	1,766,952
Other current assets	11,000	11,000
Deferred tax assets	69,547	69,466
Tax Receivables	206,579	-

Inventories	3,295,003	464,842
Advances for inventory purchases	145,686	188,659
Total current assets	14,977,329	6,655,733

Plant and Equipment, net	24,516,209	25,119,034
Intangible assets, net	4,768,487	4,860,645
Total assets	$44,262,025	$36,635,412

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,654,486	$157,433
Accrued liabilities	266,603	279,516
Customer deposits	211,910	71,090
Taxes payable	618,782	130,287
Bankers acceptances	1,060,695	-
Bank loans payable - current portion	885,748	3,080,700
Total current liabilities	4,698,224	3,719,026

Warrants liability	1,254,021	1,259,774
Bank loans payable- net of current portion	4,112,360	-

Total liabilities	10,064,605	4,978,800

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY

Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-

Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	31,512	31,512
Additional paid-in capital	12,633,153	12,420,523
Statutory reserves	1,630,882	1,630,882
Retained earnings	16,707,209	14,407,448
Accumulated other comprehensive income	3,194,664	3,166,247
Total shareholders' equity	34,197,420	31,656,612

Total liabilities and shareholders' equity	$44,262,025	$36,635,412

See accompanying notes to condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2010	2009	2010	2009

REVENUES	$14,140,437	$4,259,747	$24,878,128	$7,066,009
Less: cost of goods sold	11,400,938	3,341,962	20,652,433	5,791,892
GROSS PROFIT	2,739,499	917,785	4,225,695	1,274,117

OPERATING EXPENSES
Selling and marketing	117,435	96,370	171,481	144,426
General and administrative	442,169	297,257	874,449	738,647
Research and development	34,476	29,688	44,378	55,612
Total operating expenses	594,080	423,315	1,090,308	938,685

INCOME FROM OPERATIONS	2,145,419	494,470	3,135,387	335,432

OTHER INCOME (EXPENSE)
Interest income (expense), net	(110,536)	(397)	(167,998)	556
Other income (expense)	14,524	(4,821)	14,641	(5,922)
Change in fair value of warrants liability	363,110	(413,662)	5,753	(387,598)
Total other income (expenses)	267,098	(418,880)	(147,604)	(392,964)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,412,517	75,590	2,987,783	(57,532)

PROVISION FOR INCOME TAXES	462,927	152,422	688,021	162,784

NET INCOME (LOSS)	1,949,590	(76,832)	2,299,762	(220,316)

COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	29,400	(1,851)	28,417	(47,061)

COMPREHENSIVE INCOME (LOSS)	$1,978,990	$(78,683)	$2,328,179	$(267,377)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of shares	31,512,269	31,512,269	31,512,269	31,512,269
Earnings per share	$0.063	$(0.002)	$0.074	$(0.007)

See accompanying notes to condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,299,762	$(220,316)
Adjusted to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	869,485	354,796
Allowance for doubtful accounts	109	(66,597)
Amortization of intangible assets	135,019	108,339
Stock-based compensation expense	212,630	238,523
Writedown on inventory	0	25,475
Change in warrants liability	(5,753)	387,598
Deferred tax provision	(81)	0
Changes in operating assets and liabilities
Accounts receivable	(1,787,268)	(165,357)
Inventories	(2,830,161)	(103,928)
Advances for inventory and other current assets	42,973	(605,385)
Accounts payable	1,497,053	151,967
Accrued liabilities	(12,913)	(169,614)
Customer deposits	140,820	88,859
Taxes payables	488,495	(90,124)
Taxes receivable	(206,579)	0
Net cash provided by (used in) operating activities	843,591	(65,764)

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	0	(1,335,147)
Purchase of equipment	(266,660)	(9,878)
Addition to intangibles	(42,861)	0
Net cash used in investing activities	(309,521)	(1,345,025)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(397,518)	(508,751)
Proceeds from bank loans	4,122,360	3,077,970
Proceeds from banker acceptances	1,060,695	0
Short-term notes payable	0	548,568
Payments on bank loans	(2,204,952)	(257,527)
Net cash provided by financing activities	2,580,585	2,860,260

EFFECT OF EXCHANGE RATE ON CASH	28,416	168,145

INCREASE IN CASH AND CASH EQUIVALENTS	3,143,071	1,617,616
CASH AND CASH EQUIVALENTS, beginning of period	4,154,814	2,913,711
CASH AND CASH EQUIVALENTS, end of period	$7,297,885	$4,531,327

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expenses paid	$148,833	$18,823
Income taxes paid	$301,749	$116,755
Reclassification of advances of equipment purchase to construction in progress	$0	3,645,958
Reclassification of advances for inventory and other assets to construction in progress	$0	175,884

See accompanying notes to condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE” or the “Company”) was incorporated in the State of Delaware on November 12, 2004. The Company originally through its wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”), Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC” or “China”) and abroad.

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

The condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

The unaudited interim consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results that may be expected for a full year.  The information included in the Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 as amended by Amendment No.1 on form 10-K/A filed with the SEC on June 8, 2010.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, the Company estimates the fair value of share-based compensation granted to its employees and estimates its potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and appropriate. Actual results could differ from those estimates.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements regarding fair value. Current assets and current liabilities are financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available.  The three levels are defined as follows:

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

Determining into which category an asset or liability falls within the hierarchy requires significant judgment.

As of June 30, 2010 and December 31, 2009, the bank loans and notes amounted to $6,058,803 and $3,080,700, respectively. The Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China to similar loans.
Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Carrying Value as of June 30, 2010 (Unaudited)	Fair Value Measurements at June 30, 2010 (Unaudited)
		Level 1	Level 2	Level 3
Warrants liability	$1,254,021			$1,254,021

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Warrants liability	$1,259,774			$1,259,774

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2010 and the year ended December 31, 2009:

	For the Six months ended June 30, 2010	For the year ended December 31, 2009
	Warrants Liability
	(Unaudited)
Beginning balance*	$1,259,774	$295,381
Total gains or losses:
Included in earnings	(5,753)	964,393
Included in other comprehensive income	-
Purchases, issuances, and settlements	-
Transfer in and/or out of Level 3	-
Ending balance	$1,254,021	$1,259,774

* Effective January 1, 2009, the Company adopted the provisions of an accounting standard regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. As the result of the adoption, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrants liability to recognize the fair value of such warrants.  Refer to Note 9 for additional information.

Foreign Currency Translation

The functional currency of CCE, CCER, Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14687 and $0.1467 at June 30, 2010 and December 31, 2009, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14673 and $0.14661 for the six months ended June 30, 2010 and 2009, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

As of June 30, 2010 and December 31, 2009, translation adjustments resulting from this process included in accumulated other comprehensive income in the condensed consolidated statement of stockholders’ equity amounted to $3,194,664 and $3,166,247, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Cash and Cash Equivalents

The Company considers all highly liquid instruments with original maturities of three months or less at the time of purchase to be cash equivalents.

Restricted Cash

The Company has notes payable outstanding with various banks and is required to keep certain amounts on deposit that are subject to withdrawal restrictions.

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on managements’ assessment of potential losses based on the credit history and relationship with the customers. Management reviews its receivables on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

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

Estimated Useful Life
Buildings	10-20 years
Vehicles	5 years
Office equipment	5 years
Production equipment	10 years

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized

Intangible Assets

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets consist of land use right and patents. All land in China is owned by the government: however, the government grants “land use rights”. The Company through its 100% owned subsidiaries, owns three land use rights with usable life ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. The Company amortizes the cost of land use right over the respective contract periods.

Patents, which have legal life of 10 years in PRC, are being amortized over 10 years as management believes that ten years is the useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. There was no impairment for the three and six months ended June 30, 2010 and 2009.

Revenue Recognition

The Company’s sales are related to sales of product. Revenue for products sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made. However, revenue is realized and earned only when four criteria are met:

•	persuasive evidence of an arrangement exists (the Company considers its sale contracts to the persuasive evidence of an arrangement);
•	the product is shipped or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

Substantially all of the Company’s products are sold free on board (“FOB”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sale price or a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other material included in the cost of producing its finished product.

Transportation and unloading charges and product inspection charges are included in selling expenses totaled $142,857 and $93,134 for the six months ended June 30, 2010 and 2009, respectively, and $98,164 and $37,512 for the three months ended June 30, 2010 and 2009, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs.  In accordance with GAAP, the Company expenses the costs associated with the research and development activities when incurred.

The research development expenses are included in general and administrative expenses totaled $44,378 and $55,612 for the six months ended June 30, 2010 and 2009, respectively, and $34,476 and $29,688 for the three months ended June 30, 2010 and 2009, respectively.

Stock-based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from non-employees in accordance with GAAP. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreements, as earned.

Income Taxes

The Company records income taxes pursuant to GAAP, which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

Income tax returns for the year prior to 2006 are no longer subject to examination by tax authorities.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning foreign investment enterprises and foreign enterprises (the “EIT) and various local income tax laws.

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

Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30, 2010	December 31, 2009
	(Unaudited)
Raw materials	$1,717,532	$349,800
Work in process and packaging materials	38,140	4,471
Finished goods	1,539,331	110,571
Total	$3,295,003	$464,842

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Buildings	$12,048,249	$12,032,983
Equipment and machinery	16,924,401	16,744,242
Office equipment and vehicles	163,943	92,708
Total	29,136,593	28,869,933
Less accumulated depreciation	(4,620,384)	(3,750,899)
Plant and equipment, net	$24,516,209	$25,119,034

Depreciation expense was $869,485 and $354,796 for the six months ended June 30, 2010 and 2009, respectively, and $505,675 and $177,560 for the three months ended June 30, 2010 and 2009, respectively.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30, 2010	December 31, 2009
	(Unaudited)
Land use rights	$5,016,548	$4,950,538
Patents and licenses	1,204,334	1,349,640
Total	6,220,882	6,300,178
Less accumulated amortization	(1,452,395)	(1,439,533)
Total intangible assets, net	$4,768,487	$4,860,645

Amortization expense for the six months ended June 30, 2010 and 2009 amounted to $135,019 and $108,339, respectively, and $27,280 and $49,876 for the three months ended June 30, 2010 and 2009, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as the following:

Twelve months ending June 30,	Estimated Amortization Expense
2011	193,858
2012	189,457
2013	189,457
2014	189,457
2015	189,457

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – BANKER ACCEPTANCES

Banker acceptances consists of six bills payable to two different vendors which are due on August 31, 2010 and September 4, 2010. There are no interest charges for these bills when paid on or before the dates.

NOTE 7 – BANK LOANS PAYABLE

June 30, 2010
(Unaudited)
Bank loans payable	$4,998,108
Less : Current portion	885,748
$4,112,360

Bank loans payable consists of loans with interest at 5.94% payable monthly through January 2012, secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde. Two installment payments are scheduled: (i) 5,000,000 RMB (Approximately $731,400) is due February 2011; and (ii) 28,000,000 RMB (approximately $4,095,840) is due January 2012.

Total interest expense on the bank loans for the six and three months ended June 30, 2010 amounted to approximately $149,000 and $129,000.

The Company’s Chief Executive Officer has provided a personal guarantee of the above bank loans.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $14,795 and $16,924 for the six months ended June 30, 2010 and 2009, respectively, and $10,615 and $10,728 for the three months ended June 30, 2010 and 2009, respectively. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

As of January 1, 2009, the Company did not successfully commence production of biodiesel at the Jiangyin location, and the 1,500,000 shares of Company’s common stock held in escrow were transferred to the offering investors.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic 815-40 regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  As a result of adoption, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment because these warrants are denominated in US dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed”. As such, effective January 1, 2009, the Company reclassified the fair value of these warrants, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expired.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrants liability to recognize the fair value of such warrants on such date. The fair value increased to $1,259,774 at December 31, 2009. The Company recognized a $5,753 and $363,110 gain from the change in fair value for the three and six months ended June 30, 2010, and a $413,662 and $387,598 loss from the change in fair value for the three and six months ended June 30, 2009

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30,	January 1,
	2010	2009
	(Unaudited)	(Unaudited)
Annual dividend yield	—	—
Expected life (years)	2.5	4.00
Risk-free interest rate	1.00%	1.55%
Expected volatility	101%	99%

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of warrants activity and status:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, at January 1, 2009	6,200,000	6,200,000	$2.00	4
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2009	6,200,000	6,200,000	$2.00	3
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at June 30, 2010 (Unaudited)	6,200,000	6,200,000	$2.00	2.5

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

On January 9, 2008, CCE granted options to purchase a total of 1,680,000 shares of common stock under the 2008 Equity Incentive Plan, including 1,350,000 granted to Company officers and directors. Options totaling 840,000 options are exercisable at a price of $2.50 per share and 840,000 options are exercisable at a price of $3.00 per share. All 1,680,000 options expire 10 years from the date of grant. The $3,043,429 fair value of the 1,680,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 840,000 stock options) and $3.00 (for 840,000 stock options), expected life of options of 10 years, expected volatility of 98%, expected dividend yield of 0%, and risk-free interest rate of 3.82%.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	610,000	$2.75	$1,141,286
Granted	-	-	-
Forfeited	(20,000)	2.75	(9,803	)-
Exercised	-	-	-
Outstanding as of December 31, 2009	590,000	$2.75	$1,131,483
Granted	300,000	2.75	137,131
Forfeited	(20,000)	2.75	(9,268)
Exercised	-	-	-
Outstanding as of June 30, 2010 (Unaudited)	870,000	$2.75	$1,259,346

Following is a summary of the status of options outstanding at June 30, 2010:

Outstanding Options (Unaudited)			Exercisable Options (Unaudited)
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	435,000	7.50 years	$2.50	288,750	7.50 years
$3.00	435,000	7.50 years	$3.00	288,750	7.50 years
Total	870,000			577,500

NOTE 11 - EARNINGS PER SHARE

For the three and six months ended June 30, 2010, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock, making these warrants anti-dilutive.

NOTE 12 – STATUTORY RESERVES
The Company’s PRC subsidiaries are required to make appropriations to the statutory surplus reserve fund, based on after-tax net income determined in accordance with generally accepted accounting principles of the People’s Republic of China (the “PRC GAAP”). Appropriation to the statutory surplus reserve should be at least 10% of the tax net income determined in accordance with PRC GAAP until the reserve is equal to 50% of the entities’ registered capital.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13 – TAXES

Income Taxes

Income taxes expenses consist of:

	Six months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Current:
PRC	$688,102	$162,784	$463,206	$152,422
United States	-	-	-	-
Total current	688,102	162,784	463,206	152,422
Deferred	(81)	-	(279)	-
Total	$688,021	$162,784	$462,927	$152,422

Fujian Zhongde has been subject to a PRC 33% standard enterprise income tax. In 2006, Fujian Zhongde became a wholly-owned foreign enterprise (“WOFE”). PRC income tax laws provide that certain WOFEs may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter 50% exempt for the next three years. In December 2006, Fujian Zhongde applied for PRC approval of these income tax exemptions. On March 31, 2007, the PRC tax authorities approved a full income tax exemption for the year 2007 and a 12% income tax rate for years 2008, 2009 and 2010.

Beginning January 1, 2008, the EIT has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for High Tech companies that pay a reduced rate of 15%. Fujian Zhongde qualifies as a High Tech company and therefore pays a reduced tax rate of 15%. For companies established before March 16, 2007, however there is a tax holiday treatment approved by local government pursuant to which such companies will pay no taxes for the first two years and for the subsequent three years will have a 50% reduction in tax rate. This will apply when the Company has its first profitable year.

Value Added Tax

Enterprises or individuals who sell commodities, engage in repair and maintenance or import and export goods in the PRC are subject to a VAT, in accordance with Chinese laws. The VAT standard rate is 17% of the gross sales price. A credit is available whereby VAT paid on the purchases of semi-finished products or raw materials used in the production of the Company’s finished products can be used to offset the VAT due on sales of the finished product. A preferential rate is also applied for exporting products.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

VAT on sales and VAT on purchases amounted to $2,939,108 and $687,664 for the six months ended June 30, 2010, and 2009, and $2,115,670 and $370,561 for the three months ended June 30, 2010 and 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent because the VAT taxes are not impacted by the income tax holiday. Because the Company’s purchases and VAT taxes paid are greater than sales during the period, prepaid tax can be used to offset future VAT on sales.

NOTE 14 – DIVISION INFORMATION

The Company operates in one industry segment – the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets are located in the PRC.

Net sales and gross profit percentages (“GP%”) for the six months ended June, 2010 and 2009 consist of:

	2010		2009
	Sales	GP%	Sales	GP%
	(Unaudited)		(Unaudited)

Domestic Sales	$ 19,371,480	16.41%	$ 4,045,083	9.53%
International Sales	5,506,647	19.26%	3,020,926	27.12%
Total Sales	$ 24,878,128	16.94%	$ 7,066,009	17.05%

Net Sales for the three months ended June 30, 2010 and 2009 consist of:

	2010		2009
	Sales	GP%	Sales	GP%
	(Unaudited)		(Unaudited)

Domestic Sales	$ 11,173,317	18.50%	$ 2,179,769	11.65%
International Sales	2,967,119	22.72%	2,079,978	27.34%
Total Sales	$ 14,140,436	19.38%	$ 4,259,747	19.31%

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15 – CONCENTRATIONS

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC and an offshore account in the U.S. Total cash deposited with banks within the PRC, as of June 30, 2010, amounted to $7,695,403, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

At June 30, 2010, receivables from one customer were approximately 13%.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month for severance pay for each year of the service provided by the employees. As of June 30, 2010, the Company has estimated its severance payments of approximately $90,000, which has not been reflected in its condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “we,” “us,” “our,” “CCE” and “the Company” refer to China Clean Energy Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, as amended by Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on June 8, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as amended by Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on June 8, 2010, as well as others that we may consider immaterial or do not anticipate at this time.

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

Company Overview

We were originally incorporated in Delaware under the name “Hurley Exploration Inc.” on November 12, 2004, in order to conduct mineral exploration activities. On October 13, 2006, in anticipation of our acquisition of China Clean Energy Resources, Ltd. (“CCER”), we abandoned this enterprise and changed our name to China Clean Energy Inc. On October 24, 2006, we acquired CCER, pursuant to the terms of a Share Exchange Agreement. This transaction was accounted for as a reverse acquisition (recapitalization), with CCER deemed to be the accounting acquirer and us as the legal acquirer. Upon the closing of this transaction, we became a Chinese renewable resource-based biodiesel and specialty chemicals manufacturer and distributor.

CCER was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co. Ltd. As such, CCER does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde Energy Co. Ltd. (“Zhongde Energy”), a Chinese company that was incorporated in the Province of Fujian, People’s Republic of China on July 10, 1995. On November 5, 2007, Zhongde Energy was incorporated in the Province of Fujian, People’s Republic of China as a 100% owned subsidiary of CCER for the development and operation of our new biodiesel and specialty chemical refinery that is currently being constructed in Jiangyin Industrial Park, Fuqing City, Fujian Province, People’s Republic of China.

Results of Operations

Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

Revenues. During the quarter ended June 30, 2010, we had net sales of $14,140,437 (26% from biodiesel sales and 74% from specialty chemicals sales), as compared to net sales of $4,259,747 (20% from biodiesel sales and 80% from specialty chemicals sales) during the quarter ended June 30, 2009, an increase of approximately 232%. The increase in revenue was driven by the increased capacity provided by our new facility in Jiangyin and also the global economic recovery, both of which increased our sales volume and increased average selling prices for both our specialty chemicals and biodiesel products. For the three months ended June 30, 2010, the domestic sales and international sales reached $11,173,317 and $2,967,119, respectively, as compared to $2,179,769 and $2,079,978, respectively, for the three months ended June 30, 2009, representing an increase of approximately 413% for the domestic sales and 43% for the international sales.  During the quarter ended June 30, 2010, we had a sales volume of 7,503 tons from specialty chemicals and 5,446 tons from biodiesel, as compared to a sales volume of 2,655 tons from specialty chemicals and 1,493 tons from biodiesel during the quarter ended June 30, 2009.  Approximately 62% of our net sales were contributed by our new Jiangyin plant. The capacity utilization at our new plant was approximately 50% for biodiesel and 58% for specialty chemicals for the three months ended June 30, 2010. We expanded our sales to our existing customers and also added six new customers for our specialty chemical products and four new customers for our biodiesel products for the quarter ended June 30, 2010. During the quarter ended June 30, 2010, the average selling price was approximately $1,406 per ton for specialty chemicals and approximately $682 per ton for biodiesel, as compared to the quarter ended June 30, 2009, in which the average selling price was approximately $1,289 per ton for specialty chemicals and approximately $569 per ton for biodiesel. This increase in average selling price for both biodiesel and specialty chemicals was driven by the increased demand for those products.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities was $11,400,938 for the quarter ended June 30, 2010 as compared to a costs of good sold of $3,341,962 for the quarter ended June 30, 2009. We had a gross profit of $2,739,499 for the quarter ended June 30, 2010, as compared to a gross profit of $917,785 for the quarter ended June 30, 2009, representing an increase of approximately 198%. This increase was primarily due to the increase in costs of our specialty chemicals and biodiesel sales. Gross margins for the quarter ended June 30, 2010 and 2009 was 19.4% and 21.5%, respectively. This decrease in gross margin was primarily driven by the significant increase in the sales of biodiesel which lowered the total average gross margin. Gross margins of specialty chemicals decreased to 22% for the quarter ended June 30, 2010, as compared to 23% for the quarter ended June 30, 2009. This decrease was primarily due to higher depreciation expense at the new Jiangyin plant and higher feedstock price. Gross margins for biodiesel increased to 12% for the quarter ended June 30, 2010 as compared to 3.74% for the quarter ended June 30, 2009. This increase in gross margin was primarily due to increase in selling price of biodiesel. For the quarter ended June 30, 2010, feedstock used for production of biodiesel and specialty chemicals reached approximately $510 per ton and $905 per ton, respectively, compared to approximately $456 per ton and $920 for the quarter ended June 30, 2009, respectively.

Selling Expenses. Selling expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries totaled $117,435 for the quarter ended June 30, 2010, as compared to $96,370 for the quarter ended June 30, 2009, representing an increase of approximately 22%. This increase was due to higher sales volume and domestic shipping fees and commission fees.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $476,645 for the quarter ended June 30, 2010, as compared to $326,945 for the quarter ended June 30, 2009, representing an increase of approximately 46%. This increase was primarily attributable to higher operating expenses due to an increase in the number of employees in our new Jiangyin plant and higher research and development expenses.  For the quarter ended June 30, 2010, we had canceled our Canadian consulting services to reduce our operating expenses. These consulting services attributed to higher operating expenses for the quarter ended June 30, 2009. However, those reductions in operating expenses were not sufficient to offset the increase in operating expense for additional employees in our new Jiangyin plant.

Net Income (Loss). We recorded a net income of $1,949,590, or $0.063 per basic and diluted share, for the quarter ended June 30, 2010, which included a non-cash income of $363,110 due to change in fair value measurement of the warrants issued in connection with our 2008 private placement. We recorded a net loss of $76,832, or $0.002 loss per basic and diluted share, for the quarter ended June 30, 2009.  The increase in net income was attributable mainly to the increase in sales volume of both specialty and biodiesel chemicals and the increase in the average selling price of both products and higher gross margin for biodiesel products.

We reviewed our non-GAAP adjusted net earnings to measure the performance of our business.  The non-GAAP adjusted net earnings exclude both non-recurring items and non-cash charges related to our warrants. We believe that these non-GAAP adjusted financial measures are helpful because they reflect our essential operating activities and provide a consistent method of comparison to historical periods. We believe that providing these non-GAAP measures to investors is beneficial for a number of reasons. The non-GAAP measures provide a consistent basis for investors to understand our financial performance as compared to historical periods without variation of non-recurring items and non-operating related charges. In addition, investors are able to evaluate our performance using the same methodology and information that is used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment with respect to certain charges that are excluded from the non-GAAP financial measure. However, we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income (loss).

	Three months ended June 30,
	2010	2009

Net income (loss)	$1,949,590	$(76,832)
Add back (deduct):
Change in fair value of warrant	$(363,110)	$413,662
Stocked-based compensation	$106,315	$145,429
Adjusted net income (loss)	$1,692,795	$482,259

Diluted earnings per share	$0.06	$(0.02)
Add back (deduct)
Change in fair value of warrant	$(0.01)	$0.01
Stocked-based compensation	$0.00	$0.00
Adjusted earnings per share	$0.05	$(0.01)

The adjusted non-GAAP net income of $1,692,795 and the adjusted non-GAAP earnings per share of $0.05 per share for the quarter ended June 30, 2010 in the table above excludes a $363,110 non-cash income due to change in the fair value of warrants and a $106,315 stock-based compensation expense. Our adjusted non-GAAP net income for the quarter ended June 30, 2009 was $482,259, or $(0.01) per share.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

  Revenues. During the six months ended June 30, 2010, we had net sales of $24,878,128 (26% from biodiesel sales and 74% from specialty chemicals sales), as compared to net sales of $7,066,009 (20% from biodiesel sales and 80% from specialty chemicals sales) during the six months ended June 30, 2009, representing an increase of approximately 252%. The increase in revenue was driven by the increased capacity provided by our new facility in Jiangyin and the global economic recovery, both of which increased our sales and increased average selling prices for both our specialty chemicals and biodiesel products.  For the six months ended June 30, 2010, the domestic sales and international sales were $19,371,480 and $5,506,647, respectively, as compared to $4,045,083 and $3,020,926, respectively, for the six months ended June 30, 2009, representing an increase of approximately 379% for the domestic sales and 82% for the international sales. During the six months ended June 30, 2010, we expanded our sales to our existing customers and added nine new customers for our specialty chemical products and seven new customers for our biodiesel products.

Gross Profit. The cost of goods sold was $20,652,433 for the six months ended June 30, 2010, as compared to a cost of goods sold of $5,791,892 for the six months ended June 30, 2009. We had a gross profit of $4,225,695 for the six months ended June 30, 2010, as compared to a gross profit of $1,274,117 for the six months ended June 30, 2009, representing gross margins of approximately 17% and 18%, respectively. This decrease in gross margins was primarily due to the increases in higher depreciation expenses in the new Jiangyin plant and higher feedstock costs per ton and the significant increases in the sales of biodiesel products. For the six months ended June 30, 2010, feedstock used for production of biodiesel reached approximately $510 per ton, compared to approximately $456 per ton for the six months ended June 30, 2009. This increase in biodiesel feedstock price was primarily due to the increase in the wholesale price of petroleum diesel. Feedstock used for the production of biodiesel is directly related to the wholesale price of petroleum diesel per ton. For the six months ended June 30, 2010, feedstock used for production of specialty chemicals reached approximately $905 per ton, as compared to approximately $920 per ton for the six months ended June 30, 2009. Feedstock used for the production of specialty chemicals remains at a stable level.

Selling Expenses. Selling expenses totaled $171,481 for the six months ended June 30, 2010, as compared to $144,426 for the six months ended June 30, 2009, representing an increase of approximately 18%. This increase was primarily due to the selling expenses associated with higher sale volume and domestic shipping fees and commission fees.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $918,827 for the six months ended June 30, 2010, as compared to $794,259 for the six months ended June 30, 2009, representing an increase of approximately 16%. This increase was primarily attributable to higher operating expenses due to an increase in the number of employees in our new Jiangyin plant.

Net Income (loss). We recorded a net income of $2,299,762, or $0.074 per basic and diluted share, for the six months ended June 30, 2010, as compared to a net loss of $220,316, or $0.007 loss per basic and diluted share, for the six months ended June 30, 2009. This increase in net income was attributable mainly to the significant increase in revenue and gross profit.

Liquidity and Capital Resources

As of December 2009, the trial production phase at our new plant had been successfully completed and as of January 2010, the new plant had commenced commercial production operating on a commercial basis. As previously disclosed, the new plant has a production capacity of 100,000 tons of biodiesel per year or 30,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. The new plant increases our specialty-chemicals capacity by 30,000 tons to a total of 40,000 tons annually.

Loan Agreement. In February 2010, we secured an additional bank financing for approximately $4,800,000 from Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, for use in working capital.

Pursuant to the Loan Agreement, Zhongde Energy borrowed Chinese Renminbi (“RMB”) 33 million, or approximately $4.8 million (the “Loan”), at an annual interest rate of 5.94% (the “Base Rate”).  The proceeds from the Loan are required to be used for working capital. Zhongde Energy must repay RMB 5 million, or approximately $732,064, by February 24, 2011 and RMB 28 million, or approximately $4,099,560, by January 5, 2012. The Loan is secured by, among other things, the real property of Zhongde Energy and the bank accounts and real property of Fujian Zhongde, another subsidiary of the Company.  Mr. Tai-Ming Ou, the Company’s chief executive officer has also personally guaranteed Zhongde Energy’s obligations under the Loan. Zhongde Energy shall be subject to a penalty interest rate that is 30% greater than the Base Rate in the event it does not timely repay the Loan and 80% greater than the Base Rate in the event that it does not use the proceeds from the Loan as specified in the Loan Agreement. There are no additional financial covenants pursuant to the Loan Agreement.

Accounts Receivable and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China (the “PRC”).  During the normal course of business, we extend unsecured credit to our customers. Currently, the maximum amount of credit that may be extended to an existing customer is 5,000,000 RMB, or approximately $735,294. The Company’s standard collection term is three months. Accounts receivable outstanding on June 30, 2010 and December 31, 2009 totaled $3,554,111 and $1,766,952, respectively. This increase in accounts receivable is primarily due to an increase in sales for the six months ended 2010.  Management reviews our accounts receivable based on the customers’ financial condition at the time and their prior payment history to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely. As of June 30, 2010 and December 31, 2009, allowances for doubtful accounts totaled $93,870 and $93,761, respectively. As of June 30, 2010, the allowance for doubtful accounts remained equivalent as December 31, as a result of our management’s ability to identify riskier accounts by reviewing the customers’ financial condition and payment history.

Accounts receivable outstanding as of June 30, 2010 and quarter ended March 31, 2010, totaled $3,554,111 and $2,698,457, respectively. This increase is primarily due to increase in sales revenue. As of June 30, 2010 and March 31, 2010, the allowance for doubtful accounts totaled $93,870 and $69,533, respectively. This increase is primarily due to an increase in sales revenue, which resulted in an increase in the accounts receivable. The management determined the allowance for doubtful accounts based on the aging of accounts receivable and determined the appropriate amount for allowance for doubtful accounts.

General.   As of June 30, 2010 and December 31, 2009, we had cash and cash equivalents of $7,297,885 and $4,154,814, respectively. The increase in cash and cash equivalents was primarily attributable to the $4,122,360 of proceeds we received from bank loans and $2,299,762 net income from operating activities, partly offset by payments of inventory purchases during the six months ended June 30, 2010.

Net cash provided by operating activities totaled $843,591 for the six months ended June 30, 2010, as compared to the net cash provided by operating activities of $65,764 for the six months ended June 30, 2009. This increase in net cash provided by operating activities was primarily due to $2,299,762 from net income during the six months ended June 30, 2010. Net cash used in inventory totaled $2,830,161 for the six months ended June 30, 2010, as compared to the net cash used in inventory that totaled $103,928 for the six months ended June 30, 2009. This increase was primarily due to increased production capacity and increased sales revenue, and increased sales volume to existing and new customers.  In addition, net cash provided by accounts payable totaled $1,497,053 during the six months ended June 30, 2010, as compared to the net cash provided in accounts payable that totaled $151,967 for the six months ended June 30, 2009. This increase was primarily due to increased purchase feedstock from suppliers. Following the completion of our Jiangyin plant in October 2009, the Company added 40,000 tons of capacity to produce biodiesel and added 30,000 tons of capacity to produce specialty chemicals. As a result, for the six months ended June 30. 2010, we recorded $24,878,128 in sales revenue, representing an increase of 252% over the six months ended June 30, 2009. In addition, for the six months ended June 30, 2010, we shipped 13,328 tons of specialty chemicals and 9,837 tons of biodiesel as compared to 4,437 tons of specialty chemicals and 2,529 tons of biodiesel shipped during the six months ended June 30, 2009. The foregoing factors contributed to our increased cash flow, inventories and accounts payable during the six months ended June 30, 2010.

Net cash used in investing activities totaled $309,521 for the six months ended June 30, 2010, primarily as a result of the purchase of additional equipment for the Jiangyin plant, as compared to $1,345,025 for the six months ended June 30, 2009. This decrease in net cash used by the operating activities was primarily due to the completion of construction of the new Jiangyin plant and there is no additional project construction is needed as of June 30, 2010. During six months ended June 30, 2009, $1,335,147 was related to the construction expense of our Jiangyin plant.

Net cash provided by financing activities totaled $2,580,585 during the six months ended June 30, 2010 and was due to the net proceeds from bank loans of $4,122,360 for working capital uses and was partially offset by $2,204,952 paid on a bank loan.  Net cash provided by financing activities totaled $2,860,260 for the six months ended June 30, 2009, primarily due to the net proceeds from a bank loan of $3,077,970. Net cash provided by proceeds from banker acceptances totaled $1,060,695 for the six months ended June 30, 2010 as compared with none for the six months ended June 30, 2009. The increase is primarily due to the increase in production which resulted in our company’s increase purchase of feedstock from the suppliers.

We have historically met our liquidity and capital requirements from a variety of sources. These include internally generated cash flows, short-term borrowings from related parties and financial institutions, and proceeds from sales of common stock.

Obligations under Material Contracts.  We had no material commitments as of June 30, 2010.

Private Placement.   On January 9, 2008, we completed a private placement, pursuant to which we issued 10,000,000 shares of common stock at the price of $1.50 per share and five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share, for aggregate gross proceeds of $15,000,000. In connection with the private placement, we incurred placement agent fees of approximately $1,200,000, and issued to the placement agent five-year warrants to purchase an aggregate of 1,200,000 shares of common stock at an initial exercise price of $2.00 per share. In addition, we incurred other professional fees and expenses totaling approximately $90,000. The net proceeds of $13.6 million from the above financing were used to construct our new plant.

We expect that current capital and other existing resources will be sufficient only to provide a limited amount of working capital. On its own, revenue from our operations is not currently sufficient to fully fund our operations and planned growth. Currently, we have sufficient working capital to operate at full capacity until the end of the year 2010. We expect that we will require approximately an additional $10,000,000 of working capital to continue to expand our business beyond the initial phase. The Company plans to continue its growth by acquiring an upstream feedstock supplier to mitigate its feedstock supply risk and feedstock price fluctuation. If we are unable to obtain required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

We intend to repay our debt and other obligations through cash generated from our business operation. To the extent that we have excess funds on hand, we intend to reinvest such excess funds in additional equipment.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of the securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel and specialty chemicals industries, the fact that we are a new enterprise without a proven operating history, the location of our production facilities in the PRC, and the price of biodiesel, oil and specialty chemicals on the commodities market, which may impact the amount of available asset-based financing. Furthermore, if petroleum, biodiesel or specialty chemicals’ prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contractual rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operations in our facility in Longtian Fujian and we may be required to cease partial operations in Jiangyin Fujian and lay off excess employees.

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

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax, impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis. The condensed consolidated financial statements of the Company are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

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

Determining into which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates the hierarchy disclosures each quarter.

Foreign Currency Translation

The functional currency of CCE, CCER, Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the United States dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.14687 and $0.1467 at June 30, 2010 and December 31, 2009, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.14673 and $0.14661 for the six months ended June 30, 2010 and 2009, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

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

Inventories

Inventories are stated at the lower of cost or market using a weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds net realizable value.

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

Intangible assets consist of land use right and patents. All land in China is owned by the government: however, the government grants “land use rights”. The Company, through its 100% owned subsidiaries, owns three land use rights with usable life ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. The Company amortizes the cost of land use right over the respective contract periods.

Patents, which have legal life of 10 years in PRC, are being amortized over 10 years as management believes that ten years is the estimated useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, the Company would recognize an impairment loss based on the fair value of the assets. There was no impairment for the three and six months ended June 30, 2010 and 2009.

Revenue Recognition

The Company’s sales are related to sales of product. Revenue for products sales is recognized as risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made. However, revenue is realized and earned only when four criteria are met:

•	persuasive evidence of an arrangement exists (the Company considers its sale contracts to the persuasive evidence of an arrangement);
•	the product is shipped or services have been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

Substantially all of the Company’s products are sold free on board (“FOB”) shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of the Company’s products that are sold in the PRC are subject to a Chinese VAT at a rate of 17% of the gross sale price or a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by the Company on raw materials and other material included in the cost of producing its finished product.

Stock-based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from non-employees in accordance with GAAP regarding accounting for stock based compensation and accounting for equity instruments that are issued to non-employees for acquiring or in conjunction with selling goods or services.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration for non-employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreements, as earned.

Income Taxes

The Company records income taxes pursuant to GAAP for income taxes, which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consist of taxes currently due plus deferred taxes.

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

Income tax returns for the year prior to 2006 are no longer subject to examination by tax authorities.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning foreign investment enterprises and foreign enterprises (the “EIT) and various local income tax laws.

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

Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the years. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

Item 4T. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2010, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of June 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA CLEAN ENERGY INC.

Date: August 13, 2010	/s/ Tai-ming Ou
Tai-ming Ou
President and Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

/s/ William Chen
William Chen
Chief Financial Officer
(Principal Financial Officer)

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

_______________________
*           Filed herewith.