Form 10-Q
period 2010-09-30
CHINA CLEAN ENERGY INC
filed 2010-11-15
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The number of shares of the registrant’s common stock outstanding as of November 12, 2010: 31,512,269

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
ASSETS	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$9,114,282	$4,154,814
Resticted cash	474,729	-
Accounts receivable, net of allowance for doubtful accounts of $53,653 and $93,761	3,260,396	1,766,952
Other current assets	12,833	11,000
Deferred tax assets	102,908	69,466
Tax Receivable	267,019	-
Inventories	4,589,675	464,842
Advances for inventory purchases	899,674	188,659
Total current assets	18,721,516	6,655,733

Plant and Equipment, net	24,119,600	25,119,034
Machinery and equipment held for sale	106,692	-
Intangible assets. Net	4,799,171	4,860,645
TOTAL ASSETS	$47,746,979	$36,635,412

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,564,780	$157,433
Accrued liabilities	243,651	279,516
Customer deposits	54,744	71,090
Taxes payable	1,049,645	130,287
Banker acceptances	1,598,278	-
Bank loan payable - current portion	905,454	3,080,700
Total current liabilities	5,416,552	3,719,026

Warrants liability	1,506,252	1,259,774
Bank loan payable - net of current portion	4,180,400	-

Total liabilities	11,103,204	4,978,800

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares
issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269
shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	31,512	31,512
Additional paid-in capital	12,739,468	12,420,523
Statutory reserves	1,630,882	1,630,882
Retained earnings	18,552,010	14,407,448
Accumulated other comprehensive income	3,689,903	3,166,247
Total shareholders' equity	36,643,775	31,656,612
Total liabilities and shareholders' equity	$47,746,979	$36,635,412

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

REVENUES	$15,966,951	$3,988,916	$40,845,079	$11,054,925
Less: cost of goods sold	12,258,337	3,219,875	32,910,770	9,011,767
GROSS PROFIT	3,708,614	769,041	7,934,309	2,043,158

OPERATING EXPENSES
Selling and marketing	97,696	92,789	269,177	237,215
General and administrative	332,887	365,798	1,207,336	1,104,445
Research and development	35,365	27,523	79,743	83,135
Total operating expenses	465,948	486,110	1,556,256	1,424,795

INCOME FROM OPERATIONS	3,242,666	282,931	6,378,053	618,363

OTHER INCOME (EXPENSE)
Interest expense, net	(103,386)	(7,175)	(271,384)	(6,619)
Impairment loss on assets held for sale	(257,391)	-	(257,391)	-
Other income (expense)	(46,852)	2,569	(32,211)	(3,353)
Change in fair value of warrant liabilities	(252,231)	(965,965)	(246,478)	(1,353,563)
Total other expenses	(659,860)	(970,571)	(807,464)	(1,363,535)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	2,582,806	(687,640)	5,570,589	(745,172)

Provision for income taxes	738,299	44,032	1,426,320	206,816

NET INCOME (LOSS)	1,844,507	(731,672)	4,144,269	(951,988)

COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	495,457	43,544	523,874	(3,517)

COMPREHENSIVE INCOME (LOSS)	$2,339,964	$(688,128)	4,668,143	$(955,505)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of shares	31,512,269	31,512,269	31,512,269	31,512,269
Earnings per share	$0.06	$(0.02)	0.13	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$4,144,269	$(951,988)
Adjusted to reconcile net income (loss) to cash provided
by operating activities:
Depreciation	1,577,712	532,442
Recovery of allowance for doubtful accounts	(40,108)	(66,606)
Amortization of intangible assets	145,445	160,088
Stock-based compensation expense	318,945	321,553
Loss on impairment on assets held for sale	257,391	-
Change in warrant libilities	246,478	1,353,563
Deferred tax benefit	(33,442)	-
Changes in operating assets and liabilities
Accounts receivable	(1,453,337)	(92,744)
Inventories	(4,124,833)	(113,488)
Other assets	(1,833)	-
Advances for inventory and other current assets	(711,015)	(141,359)
Accounts payable	1,407,348	(14,400)
Accrued liabilities	(35,865)	(158,784)
Customer deposits	(16,346)	49,741
Taxes payables	919,358	(161,306)
Taxes receivable	(267,019)	-
Net cash provided by operating activities	2,333,148	716,712

CASH FLOWS FROM INVESTING ACTIVITIES
Addition to construction in progress	-	(2,277,979)
Purchase of equipment	(246,210)	(11,753)
Net cash used in investing activities	(246,210)	(2,289,732)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(474,729)	(244,761)
Short-term notes payable	-	244,761
Proceeds from bank loans	4,339,354	3,078,390
Proceeds from banker acceptances	1,598,278	-
Payments on bank loans	(2,334,200)	(257,667)
Net cash provided by financing activities	3,128,703	2,820,723
EFFECT OF EXCHANGE RATE ON CASH	(256,173)	(3,040)

INCREASE IN CASH AND CASH EQUIVALENTS	4,959,468	1,244,663
CASH AND CASH EQUIVALENTS, beginning of period	4,154,814	2,913,711
CASH AND CASH EQUIVALENTS, end of period	$9,114,282	4,158,374

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest expenses paid	$224,620	$-
Income taxes paid	$787,834	$210,271

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE” or the “Company”) was incorporated in the State of Delaware on November 12, 2004. The Company originally through its wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”), and Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC” or “China”) and abroad.

On November 5, 2007, CCER established a new wholly-owned subsidiary, Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), in Jiangyin Industrial Zone, Fuqing City, Fujian Province, PRC. Zhongde Energy produces and sells biodiesel and specialty chemicals products.

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

The unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented.  Interim results are not necessarily indicative of the results that may be expected for a full year.  The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010 as amended by Amendment No.1 on Form 10-K/A filed with the SEC on April 14, 2010 and Amendment No.2 on Form 10-K/A filed with the SEC on June 8, 2010.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Fair Value of Financial Instruments

The accounting standards regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements regarding fair value..
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

Current assets and current liabilities are financial instruments and management believes their carrying amounts are a reasonable estimate of fair value because of the short period of time between the origination of such instruments and their expected realization and if applicable, their current interest rate is equivalent to interest rates currently available

As of September 30, 2010 and December 31, 2009, the bank loans and notes amounted to $5,085,854 and $3,080,700, respectively. The Company determined that the carrying value of these loans approximated the fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans.

Warrant liability measured at fair value on a recurring basis is summarized as follows (unaudited):

	Carrying Value as of September 30, 2010	Fair Value Measurements at September 30, 2010
		Level 1	Level 2	Level 3
Warrants liability	$1,506,252			$1,506,252

	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Warrants liability	$1,259,774			$1,259,774

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a reconciliation of the beginning and ending balances of assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2010 and December 31, 2009:

	September 30, 2010	December 31, 2009
	Warrants Liability

Beginning balance*	$1,259,774	$295,381
Total gains or losses:
Included in earnings	246,478	964,393
Ending balance	$1,506,252	$1,259,774

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

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into United States dollars at period-end exchange rates ($0.1493 and $0.1467 at September 30, 2010 and December 31, 2009, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into United States dollars at weighted average exchange rates for the periods ($0.1471 and $0.14659 for the nine months ended September 30, 2010 and 2009, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

As of September 30, 2010 and December 31, 2009, translation adjustments resulting from this process included in accumulated other comprehensive income in the condensed consolidated statement of stockholders’ equity amounted to $3,689,903 and $3,166,247, respectively.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of potential losses based on the credit history and relationship with the customers. Management reviews its receivables on a regular basis to determine if the allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds net realizable value.

Plant and Equipment

Plant and equipment are stated at cost. Expenditures for maintenance and repairs are charged to earnings as incurred; additions, renewals and betterments are capitalized. When assets are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of plant and equipment used in operations is provided using the straight-line method for substantially all assets with estimated lives as follows:

Estimated Useful Life
Buildings	10-20 years
Vehicles	5 years
Office equipment	5 years
Production equipment	10 years

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Major additions and betterment to buildings and equipment are capitalized. When plant and equipment is held for sale, it is not depreciated.

Intangible Assets

Under the accounting standard regarding goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets other than goodwill are amortized over their useful lives and reviewed for impairment in accordance with the accounting standard for accounting for impairment or disposal of long-lived assets.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Intangible assets consist of land use rights and patents. All land in China is owned by the government, however, the government grants “land use rights.” The Company, through its 100% owned subsidiaries, owns three land use rights with usable life ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. The Company amortizes the cost of land use right over the respective contract periods.

Patents, which have a legal life of 10 years in PRC, are being amortized over 10 years as management believes that ten years is the useful life of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from its use and  eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the fair value of the asset. There was a provision for impairment loss on assets held for sale of $257,391 for the three and nine months ended September 30, 2010.

Assets Held for Sale

An asset or business is classified as held for sale when:

•	management commits to a plan to sell and it is actively marketed; and
•	it is available for immediate sale and the sale is expected to be completed within one year.

In isolated instances, assets held for sale may not be sold within the expected one year period due to events or circumstances beyond the Company’s control. Upon being classified as held for sale, the recoverability of the carrying value must be assessed. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized. The assets and related liabilities are aggregated and reported on separate lines of the balance sheet.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Revenue Recognition

The Company’s sales are sales of product. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time when shipment is made. However, revenue is realized and earned only when four criteria are met:

•	persuasive evidence of an arrangement exists (the Company considers its sale contracts to be persuasive evidence of an arrangement);
•	product is shipped or service has been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

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

Transportation and unloading charges and product inspection charges are included in selling expenses totaled $231,174 and $172,720 for the nine months ended September 30, 2010 and 2009, respectively, and $88,317 and $79,586 for the three months ended September, 2010 and 2009, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs.  In accordance with GAAP, the Company expenses the costs associated with research and development activities when incurred.

The research development expenses are included in general and administrative expenses and totaled $79,743 and $83,135 for the nine months ended September 30, 2010 and 2009, respectively, and $35,365 and $27,523 for the three months ended September 30, 2010 and 2009, respectively.

Stock-based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with GAAP. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instruments is recognized over the term of the consulting agreements, as earned.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The charge for taxation is based on the results for the year as adjusted for items, that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

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

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning foreign investment enterprises and foreign enterprises (the “EIT) and various local income tax laws.

The EIT utilizes a tax rate of 25%, except for companies that qualify as “High Tech” companies which pay a reduced rate of 15%. Fujian Zhongde qualifies for this reduced tax rate of 15% and its tax certificate must be re-certified every year with the local tax authority.

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

Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares such as warrants and options. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2010	December 31, 2009

Raw materials	$2,254,289	$349,800
Work in process and packaging materials	27,144	4,471
Finished goods	2,308,242	110,571
Total	$4,589,675	$464,842

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	September 30, 2010	December 31, 2009

Buildings	$12,247,590	$12,032,983
Equipment and machinery	17,071,778	16,744,242
Office equipment and vehicles	195,629	92,708
Total	29,514,997	28,869,933
Impairment of long-lived assets	(257,391)	-
Less accumulated depreciation	(5,138,006)	(3,750,899)
Plant and equipment, net	$24,119,600	$25,119,034

Depreciation expense was $1,577,712 and $532,442 for the nine months ended September 30, 2010 and 2009, respectively, and $708,227 and $177,646 for the three months ended September 30, 2010 and 2009, respectively.

Machinery and equipment held for sale

The Company announced in the third quarter of fiscal year 2010 its plan to consolidate its Fujian Zhongde facility to its new Fujian Zhongde Energy facility. As a result, the machinery and equipment in the amount of $106,692 were listed as held for sale at September 30, 2010.  The consolidation was completed during the third quarter of fiscal year 2010.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	September 30, 2010	December 31, 2009

Land use rights	$5,099,548	$4,950,538
Patents and licenses	1,224,260	1,349,640
Total	6,323,808	6,300,178
Less accumulated amortization	(1,524,637)	(1,439,533)
Total intangible assets, net	$4,799,171	$4,860,645

Amortization expense for the nine months ended September 30, 2010 and 2009 amounted to $145,445 and $160,088, respectively, and $10,426 and $51,749 for the three months ended September 30, 2010 and 2009, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

Twelve months ending September 30,	Estimated Amortization Expense
2011	$190,004
2012	190,004
2013	190,004
2014	190,004
2015	190,004

NOTE 6 – BANKER ACCEPTANCES

Banker acceptances consist of payable to two different vendors. There are no interest charges for these bills if they are paid on or before their due dates.

NOTE 7 – BANK LOAN PAYABLE

Bank loan payable consists of a loan with annual interest at 5.94% payable monthly through January 2012, secured by the buildings and land use right of both Zhongde Energy and Fujian Zhongde. Two installment payments are scheduled: (i) 5,000,000 RMB (Approximately $905,454) is due February 2011; and (ii) 28,000,000 RMB (approximately $4,180,400) is due January 2012.

Total interest expense on the bank loans for the nine and three months ended September 30, 2010 amounted to$224,620 and $18,823, respectively.

The Company’s Chief Executive Officer has provided a personal guarantee of the above bank loans.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans out of the amounts accrued for medical and pension benefits.  The total provisions and contributions made for such employee benefits were $16,589 and $28,775 for the nine months ended September 30, 2010 and 2009, respectively, and $1,794 and $11,851 for the three months ended September 30, 2010 and 2009, respectively.

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

In connection with the private placement, four shareholders and officers placed a total of 1,500,000 shares of their personally owned CCE common stock into an escrow account, to be released to the investors of the offering if the Company failed to (1) commence the production of biodiesel at its production facility in Jiangyin, PRC on or before January 1, 2009, or (2) record at least $14,000,000 of adjusted net income for the fiscal year ended December 31, 2009.

As of January 1, 2009, the Company did not successfully commence production of biodiesel at the Jiangyin location, and the 1,500,000 shares of Company’s common stock held in escrow was transferred to the offering investors.

Effective January 1, 2009, the Company adopted the provisions of ASC Topic 815-40 regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  As a result of adoption, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because these warrants are denominated in U.S. dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed.” As such, effective January 1, 2009, the Company reclassified the fair value of these warrants, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in January 2008.  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expired.

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to beginning retained earnings and $295,381 to a long-term warrants liability to recognize the fair value of such warrants on such date. The fair value increased to $1,259,774 at December 31, 2009. The Company recognized a $252,431 and $246,678 gain from the change in fair value for the three and nine months ended September 30, 2010, and a $965,965 and $1,353,561 loss from the change in fair value for the three and nine months ended September 30, 2009.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30,	January 1,
	2010	2009

Annual dividend yield	—	—
Expected life (years)	2.25	4.00
Risk-free interest rate	0.64%	1.55%
Expected volatility	99%	99%

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

Following is a summary of warrants activity and status:

	Warrants Outstanding	Warrants Exercisable	Weighted Average Exercise Price	Average Remaining Contractual Life
Balance, at January 1, 2009	6,200,000	6,200,000	$2.00	4
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2009	6,200,000	6,200,000	$2.00	3
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at September 30, 2010	6,200,000	6,200,000	$2.00	2.25

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – OPTIONS

On January 9, 2008, the Company adopted the 2008 Equity Incentive Plan. Under the 2008 Equity Incentive Plan, CCE is authorized to issue up to 2,000,000 options, of which 1,000,000 are to have an exercise price equal to the greater of (i) $2.50 or (ii) the fair market value of the common stock on the date of grant (“Tranche 1 Options”) and 1,000,000 are to have an exercise price equal to the greater of (i) $3.00 or (ii) the fair market value of the common stock on the date of grant (“Tranche 2 Options”). Under the 2008 Equity Incentive Plan, CCE is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. All options under the Plan shall vest quarterly over three years. The 2008 Equity Incentive Plan is administered by CCE’S board of directors.

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

On February 1, 2010, the Company granted options to purchase a total of 300,000 shares of common stock to the chief financial officer under the 2008 Equity Incentive Plan.  Options totaling 150,000 are exercisable at a price of $2.50 per share and 150,000 options are exercisable at a price of $3.00 per share. All 300,000 options expire 10 years from the date of grant. The $164,640 fair value of the 300,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 150,000 stock options) and $3.00 (for 150,000 stock options), expected life of options of 10 years, expected volatility of 103%, expected dividend yield of 0%, and risk-free interest rate of 1.41%.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of January 1, 2009	610,000	$2.75	$1,141,286
Granted	-	-	-
Forfeited	(20,000)	2.75	(9,803	)-
Exercised	-	-	-
Outstanding as of December 31, 2009	590,000	$2.75	$1,131,483
Granted	300,000	2.75	137,131
Forfeited	(20,000)	2.75	(9,268)
Exercised	-	-	-
Outstanding as of September 30, 2010	870,000	$2.75	$1,259,346

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Following is a summary of the status of options outstanding at September 30, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	435,000	7.25 years	$2.50	310,000	7.25 years
$3.00	435,000	7.25 years	$3.00	310,000	7.25 years
Total	870,000			620,000

NOTE 11 - EARNINGS PER SHARE

For the three and nine months ended September 30, 2010, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock.

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

NOTE 13 – TAXES

Income Taxes

Income taxes expenses consist of:

	Nine months ended September 30,		Three months ended September 30,
	2010	2009	2010	2009

Current:
PRC	$1,527,712	$206,816	$839,691	$44,032
United States	-	-	-	-
Total current	$1,527,712	$206,816	$839,691	$44,032
Deferred	(101,392)	-	(101,311)	-
Total	$1,527,712	$206,816	$738,299	$44,032

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

VAT on sales and VAT on purchases amounted to $5,859,250 and $1,929,076 for the nine months ended September 30, 2010, and 2009, respectively, and $2,920,142 and $363,902 for the three months ended September 30, 2010 and 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent.. Because the Company’s VAT taxes paid on purchases were greater than sales during the period, the Company has prepaid tax that can be used to offset future VAT due on sales.

NOTE 14 – DIVISION INFORMATION

The Company operates in one industry segment – the synthesization and distribution of renewable fuel products and specialty chemicals to customers in both the PRC and abroad.  Substantially all of the Company’s identifiable assets are located in the PRC.

Net sales and gross profit percentages (“GP%”) for the nine months ended September, 2010 and 2009 consist of:

	2010		2009
	Sales	GP%	Sales	GP%

Domestic Sales	$ 32,942,315	19.20%	$ 5,556,651	11.22%
International Sales	7,902,764	20.40%	5,498,274	25.83%
Total Sales	$ 40,845,079	19.43%	$ 11,054,925	18.49%

Net Sales for the three months ended September 30, 2010 and 2009 consist of:

	2010		2009
	Sales	GP%	Sales	GP%

Domestic Sales	$ 13,584,721	23.26%	$ 1,511,015	9.41%
International Sales	2,382,230	23.06%	2,477,901	24.27%
Total Sales	$ 15,966,951	23.23%	$ 3,988,916	18.64%

NOTE 15 – CONCENTRATIONS

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC and an offshore account in the U.S. Total cash deposited with banks within the PRC, as of September 30, 2010 amounted to $9,114,282, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

At September 30, 2010, receivables from three customers were approximately 15%, 11%, and 10%, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Labor Contract Law of the People’s Republic of China, effective as of January 1, 2008, requires employers to assure the liability of the severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of September 30, 2010, the Company has estimated possible severance payments of approximately $90,000, which has not been reflected in its condensed consolidated financial statements because it is not more likely than not that this will be paid or incurred.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “we,” “us,” “our,” “CCE” and “the Company” refer to China Clean Energy Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 14, 2010 and Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on June 8, 2010.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A filed with the SEC on April 14, 2010 and Amendment No. 2 to our Annual Report on Form 10-K/A filed with the SEC on June 8, 2010, as well as others that we may consider immaterial or do not anticipate at this time.

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

CCER was incorporated in the British Virgin Islands on February 13, 2006, for the purpose of holding a 100% interest in Fujian Zhongde Technology Co. Ltd. (“Fujian Zhongde”).  As such, CCER does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde, a Chinese company that was incorporated in the Province of Fujian, People’s Republic of China on July 10, 1995, and Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), a Chinese company that was incorporated in the Province of Fujian, People’s Republic of China on November 5, 2007, in which CCER also holds a 100% interest.  Zhongde Energy built and operates our new biodiesel and specialty chemical refinery in Jiangyin Industrial Park, Fuqing City, Fujian Province, People’s Republic of China.

Recent Events

During the third quarter of 2010, the Company successfully transferred to the new Jiangyin plant and installed the plant and equipment representing all of our biodiesel and specialty chemicals capacity except for our printing ink production line. As a result, the annual production capacity in the Jiangyin Plant is now 50,000 tons of biodiesel and 40,000 tons of specialty chemicals. The printing ink production line, which accounts for approximately 500 tons annual production capacity, will remain at the old plant.

Results of Operations

Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009

Revenues. During the quarter ended September 30, 2010, we had net sales of $15,966,951 (14% from biodiesel sales and 86% from specialty chemicals sales), compared to net sales of $3,988,916 (12% from biodiesel sales and 88% from specialty chemicals sales) during the quarter ended September 30, 2009, an increase of approximately 300%. The increase in revenue was driven by the increased capacity provided by our new facility in Jiangyin and an increase in domestic demand, both of which increased our sales volume and increased average selling prices for both our specialty chemicals and biodiesel products. For the quarter ended September 30, 2010, domestic sales and international sales were $13,584,721 and $2,382,230, respectively, compared to $1,511,015 and $2,477,901, respectively, for the quarter ended September 30, 2009, an increase of approximately 800% for the domestic sales and a decrease of approximately 4% for the international sales  During the quarter ended September 30, 2010, we had sales volume of 8,935 tons from specialty chemicals and 3,213 tons from biodiesel, compared to sales volume of 2,685 tons from specialty chemicals and 765 tons from biodiesel during the quarter ended September 30, 2009.  Approximately 85% of the net sales were contributed by our new Jiangyin plant. We utilized approximately 26% of our capacity to produce biodiesel and approximately 89% of our capacity to produce specialty chemicals at the new plant for the quarter ended September 30, 2010. We continued to expand our sales to our existing customers and also added two new customers of our specialty chemical products.  During the quarter ended September 30, 2010, the average selling price was approximately $1,535 per ton for specialty chemicals and approximately $682 per ton for biodiesel, compared to the quarter ended September 30, 2009, in which the average selling price was approximately $1,318 per ton for specialty chemicals and approximately $604 per ton for biodiesel. The increase in average selling price for biodiesel was driven by an increase in the petroleum diesel wholesale price. The increase in average selling price for specialty chemicals was driven by increased demand.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $12,258,337 for the quarter ended September 30, 2010 compared to costs of goods sold of $3,219,875 for the quarter ended September 30, 2009. The increase in cost of goods sold was primarily driven by the increase in revenue. For the quarter ended September 30, 2010, feedstock used for production of biodiesel and specialty chemicals averaged $590 per ton and $1,153 per ton, respectively, compared to $598 per ton and $1,039 for the quarter ended September 30, 2009, respectively.

We had a gross profit of $3,708,614 for the quarter ended September 30, 2010, compared to a gross profit of $769,041 for the quarter ended September 30, 2009, representing an increase of approximately 380%. This increase was primarily due to the increase in sales price of our specialty chemicals and biodiesel. Gross margins for the quarters ended September 30, 2010 and 2009 were 23.23% and 18.64%, respectively. This increase in gross margin was primarily driven by the increase of specialty chemicals in our sales mix, which have a higher sales price in comparison to their production cost. Gross margins of specialty chemicals increased to 24.84% for the quarter ended September 30, 2010, compared to 21.23% for the quarter ended September 30, 2009.  This increase was primarily due to higher demand for and increase in our sales mix of high end specialty chemicals products, which have a higher sales price in comparison to their production cost. Gross margins for biodiesel increased to 13.48% for the quarter ended September 30, 2010 compared to 1.01% for the quarter ended September 30, 2009. This increase in gross margin was primarily due to increase in selling price of biodiesel.

Selling Expenses and Marketing. Selling and marketing expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries, totaled $97,696 for the quarter ended September 30, 2010, as compared to $92,789 for the quarter ended September 30, 2009, an increase of approximately 5%. This increase was due to higher sales volume and domestic shipping fees and commission fees.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $332,887 for the quarter ended September 30, 2010, as compared to $365,798 for the quarter ended September 30, 2009, a decrease of approximately 9%. This decrease was primarily attributable to lower operating expense due to the effect of consolidation of the Zhongde technology to the new Zhongde Energy facility, which reduced operating expenses.

Net Income (Loss). We recorded net income of $1,844,507, or $0.06 per basic and diluted share, for the quarter ended September 30, 2010, which included a non-cash loss of $252,231 due to change in fair value measurement of the warrants issued in connection with our 2008 private placement. We recorded a net loss of $731,672, or $0.02 loss per basic and diluted share, for the quarter ended September 30, 2009.  The increase in net income was attributable mainly to the increase in sales volume of both specialty chemicals and biodiesel and the increase in the average selling price and gross margin of both products.

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

The following table provides the non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income (loss).

	Three months ended September 30,
	2010	2009

Net income (loss)	$1,844,507	$(731,672)
Add back :
Change in fair value of warrant	$252,231	$965,965
Stock-based compensation	$106,315	$83,030
Adjusted net income	$2,203,053	$317,323

Diluted earnings per share	$0.06	$(0.02)
Add back
Change in fair value of warrant	$0.01	$0.01
Stock-based compensation	$0.00	$0.00
Adjusted earnings per share	$0.07	$(0.01)

The adjusted non-GAAP net income of $2,203,053 and the adjusted non-GAAP earnings per share of $0.07 per share for the quarter ended September 30, 2010 in the table above excludes a $252,231 non-cash loss due to change in the fair value of warrants and a $106,315 stock-based compensation expense. Our adjusted non-GAAP net income for the quarter ended September 30, 2009 was $317.323, or ($0.01) per share.

Nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues. During the nine months ended September 30, 2010, we had net sales of $40,845,079 (21% from biodiesel sales and 79% from specialty chemicals sales), compared to net sales of $11,054,925 (18% from biodiesel sales and 82% from specialty chemicals sales) during the nine months ended September 30, 2009, an increase of approximately 270%. The increase in revenue was driven by the increased capacity provided by our new facility in Jiangyin and the global economic recovery, both of which increased our sales and increased average selling prices for both our specialty chemicals and biodiesel products.  For the nine months ended September 30, 2010, domestic sales and international sales were $32,942,315 and $7,902,764, respectively, compared to $5,556,651 and $5,498,274, respectively, for the nine months ended September 30, 2009, an increase of approximately 493% for the domestic sales and 44% for the international sales. We expanded our sales to our existing customers and added eleven new customers in the specialty chemical products and seven new customers in the biodiesel products for the nine months ended September 30, 2010.

Gross Profit. The cost of goods sold was $32,910,770 for the nine months ended September 30, 2010, compared to cost of goods sold of $9,011,767 for the nine months ended September 30, 2009. The increase in cost of goods sold is primarily driven by an increase in revenue. For the nine months ended September 30, 2010, feedstock used for production of biodiesel averaged $607 per ton, compared to $598 for the nine months ended September 30, 2009.  Feedstock used for the production of biodiesel remains at a stable level. For the nine months ended September 30, 2010, feedstock used for production of specialty chemicals averaged $1,130 per ton, compared to $1,039 for the nine months ended September 30, 2009.  This increase in specialty chemicals feedstock was primarily due to global economy recovery which resulted increase demand for feedstock material.

We had a gross profit of $7,934,309 for the nine months ended September 30, 2010, compared to a gross profit of $2,043,158 for the nine months ended September 30, 2009, representing gross margins of 19.43% and 18.49%, respectively. This increase in gross margins was primarily due to the increased sale of specialty chemicals products in the domestic market with higher gross margin.

Selling and marketing Expenses. Selling and marketing expenses totaled $269,177 for the nine months ended September 30, 2010, compared to $237,215 for the nine months ended September 30, 2009, an increase of approximately 13%. This increase was primarily due to higher sales volume and domestic shipping fees and commission fees.

General and Administrative. General and administrative and other operating expenses totaled $1,207,336 for the nine months ended September 30, 2010, compared to $1,104,445 for the nine months ended September 30, 2009, an increase of approximately 9%. This increase was primarily attributable to higher operating expense due to an increase in the number of employees in our new Jiangyin plant.

Net Income (loss). We recorded net income of $4,144,269, or $0.13 per basic and diluted share, for the nine months ended September 30, 2010, compared to net loss of $951,988, or $0.03 loss per basic and diluted share, for the nine months ended September 30, 2009. This increase in net income was attributable mainly to the significant increase in revenue and gross profit.

Liquidity and Capital Resources

As of September 30, 2010, the Company has successfully transferred to the new Jiangyin plant and installed plant and equipment representing 10,000 tons of biodiesel and 10,000 tons of specialty chemicals capacity, which is all of our capacity except for our printing ink production line. As previously disclosed, prior to these transfers, the new Jiangyin plant had a production capacity of 100,000 tons of biodiesel per year, 30,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. As a result of the consolidation of two plants, the annual production capacity in the Jiangyin Plant is now 110,000 tons of biodiesel per year, 40,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 50,000 tons of biodiesel and 40,000 tons of specialty chemicals per year.  The printing ink production line, which accounts for approximately 500 tons annual production capacity, will remain at the old plant.

Loan Agreement. In February 2010, we secured an additional bank financing for approximately $4,800,000 from Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, for use in working capital.

Pursuant to the Loan Agreement, Zhongde Energy borrowed RMB 33 million, or approximately $4.8 million (the “Loan”), at an annual interest rate of 5.94% (the “Base Rate”).  The proceeds from the Loan are required to be used for working capital. Zhongde Energy must repay RMB 5 million, or approximately $905,000, by February 24, 2011 and RMB 28 million, or approximately $4,180,000, by January 5, 2012. The loan is secured by, among other things, the real property of Zhongde Energy and the bank accounts and real property of Fujian Zhongde.  Mr. Tai-Ming Ou, the Company’s chief executive officer, has personally guaranteed Zhongde Energy’s obligations under the Loan agreement. Zhongde Energy shall be subject to a penalty interest rate that is 30% greater than the Base Rate in the event it does not timely repay the Loan and 80% greater than the Base Rate in the event that it does not use the proceeds from the Loan as specified in the Loan agreement. There are no additional financial covenants pursuant the Loan agreement.

Accounts Receivable, and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Currently, the maximum amount of credit that may be extended to an existing customer is 5,000,000 RMB, or approximately $735,294. The Company’s standard collection term is three months.  Management reviews our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely

General.   As of September 30, 2010 and December 31, 2009, we had cash and cash equivalents of $9,114,282 and $4,154,814, respectively. The increase in cash and cash equivalents was primarily attributable to the $4,339,354 of proceeds we received from bank loans and $4,144,269 net income from operating activities, partly offset by payments of $4,124,833 from inventory purchases during the nine months ended September 30, 2010.

Net cash provided by operating activities totaled $2,333,148 for the nine months ended September 30, 2010, compared to net cash provided by operating activities of $716,712 for the nine months ended September 30, 2009. This increase was primarily due to $4,144,269 from net income during the nine months ended September 30, 2010. Net cash used in inventory totaled $4,124,833 for the nine months ended September 30, 2010, compared to net cash used in inventory of $113,488 for the nine months ended September 30, 2009. This increase was primarily due to increased production capacity, increased sale revenue, and increased sales volume to existing and new customers, In addition, net cash provided an increase in accounts payable totaled $1,407,348 during the nine months ended September 30, 2010, whereas net cash provided an increase in accounts payable of $14,400 for the nine months ended September 30, 2009. This increase was primarily due to increased feedstock purchased from suppliers. Following the completion of our Jiangyin plant in October 2009 and the consolidation of the two plants in the third quarter of 2010, the Company has reached an annual production capacity of 110,000 tons of biodiesel per year, 40,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 50,000 tons of biodiesel and 40,000 tons of specialty chemicals per year. As a result, for the nine months ended September 30. 2010, we recorded $40,845,079 in sales revenue, an increase of 269% over the nine months ended 2009. In addition, for the nine month ended September 30, 2010, we shipped 22,263 tons of specialty chemicals and 13,050 tons of biodiesel compared to 7,122 tons of specialty chemicals and 3,294 tons of biodiesel for the nine months ended September 30, 2010. The foregoing factors contributed to our increased cash flow, inventories and accounts payable during the nine months ended September 30, 2010.

Net cash used in investing activities totaled $246,210 for the nine months ended September 30, 2010, primarily a result of the purchase of additional equipment for the Jiangyin plant, compared to $2,289,732 for the nine months ended September 30, 2009. This decrease was primarily due to the completion of construction of the new Jiangyin plant and no additional construction is needed as of September 30, 2010. During the nine months ended September 30, 2009, $2,277,979 was related to the construction expense of our Jiangyin plant.

Net cash provided by financing activities totaled $3,128,703 during the nine months ended September 30, 2010 and was due to the net proceeds from bank loans of $4,339,354 for working capital uses, partially offset by $2,334,200 payment on a bank loan.  Net cash provided in financing activities totaled $2,820,723 for the nine months ended September 30, 2009, primarily due to the net proceeds from a bank loan of $3,078,390. Net cash provided by proceeds from banker acceptances totaled $1,598,278 for the nine months ended September 30, 2010, compared to none for the nine months ended September 30, 2009.  The increase is primarily due to the increase in production, which resulted in our company’s increase purchase of feedstock from the suppliers, which we financed with bankers acceptances.

We have historically met our liquidity and capital requirements from a variety of sources. These include internally generated cash flow, short-term borrowings from related parties and financial institutions, and proceeds from sales of common stock.

We expect that current capital and other existing resources will be sufficient to provide a limited amount of working capital. On its own, revenue from our operations is not currently sufficient to fully fund our operations and planned growth. Currently, we have sufficient working capital to operate at full capacity until the end of the year 2010. We expect that we will require approximately an additional $7,000,000 of working capital to continue to expand our business beyond the initial phase. The Company plans to continue its growth by acquiring an upstream feedstock supplier to mitigate its feedstock supply risk and feedstock price fluctuation. If we are unable to obtain the required additional financing, we may be forced to restrain our growth plans or cut back existing operations.

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

We will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel and specialty chemicals industries, the fact that we are a new enterprise without a proven operating history, the location of our production facilities in the People’s Republic of China, and the price of biodiesel, oil and specialty chemicals on the commodities market, which may impact the amount of available asset-based financing. Furthermore, if petroleum, biodiesel or specialty chemicals’ prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operation in our facility in Longtian Fujian and we may be required to cease partial operations in Jiangyin Fujian and lay off excess employees.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based on the unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, fair value of warrants and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax, impairment of intangibles and other long-lived assets. We present these accounting policies in the relevant sections in this management’s discussion and analysis. The unaudited condensed consolidated financial statements of the Company are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. The Company has reclassified certain prior year amounts to conform to the current year presentation.

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

Accounts Receivable

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful account is established and recorded based on management’s assessment of potential losses based on the credit history of and Company’s relationship with the customers. Management reviews its receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds the net realizable value.

Intangible Assets

Under the accounting standard regarding goodwill and other intangible assets, all goodwill and certain intangible assets determined to have indefinite lives are not amortized but are tested for impairment at least annually. Intangible assets other than goodwill are amortized over their useful lives and reviewed for impairment in accordance with the accounting standard for accounting for impairment or disposal of long-lived assets.

Intangible assets consist of land use rights and patents. All land in China is owned by the government, however, the government grants “land use rights.” The Company, through its 100% owned subsidiaries, owns three land use rights with usable life ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. The Company amortizes the cost of land use rights over the respective contract periods.

Patents, which have a legal life of 10 years in the People’s Republic of China (“PRC”), are being amortized over 10 years as management believes that this is the estimated useful life of the patents currently owned by the Company.

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

Machinery and equipment held for sale

In the third quarter of fiscal 2010, the Company announced and completed its plan to consolidate part of its Fujian Zhongde facility to its new Zhongde Energy facility. As a result of such announcement, machinery and equipment in the amount of $106,692 were listed as held for sale at September 30, 2010.

We annually assess whether the cost of our intangible assets subject to amortization or other long-lived assets is recoverable or whether the remaining useful lives may warrant revision. We perform this assessment more frequently when specific events or circumstances have occurred that suggest the recoverability of the cost of the intangible and other long-lived assets is at risk.

When such events or circumstances occur, we assess the recoverability of these assets by determining whether the carrying value will be recovered through expected cash flows from the operating division or estimated selling price or the estimated fair value of these assets.  An impairment charge is recognized as the difference between the carrying amount and the estimated fair value if such estimated fair value is less than the carrying amount of the asset.

In making these cash flow projections or estimating fair value, various factors such as the timing of the cash flows and the discount rate are based upon the best information available at the time such projection or estimate is made. The estimated fair value is also based on management’s experience and the condition of the assets.  Changes in these factors could materially affect the cash flow projections or the estimated fair value and result in the later recognition of an impairment charge.

There was a provision for impairment loss on assets held for sale of approximately $257,000 for the three and nine months ended September 30, 2010.  Management concluded that its estimate in connection with this impairment loss was conservative and reasonable.  Of the machinery involved, 80% was valued at a selling price that management believes is equal to the salvage value. Management determined that no impairment charge was necessary for the remaining 20% of the related assets, which are still in operation.

Revenue Recognition

The Company’s sales are sales of product. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. However, revenue is realized and earned only when four criteria are met:

•	persuasive evidence of an arrangement exists (the Company considers its sale contracts to be persuasive evidence of an arrangement);
•	product is shipped or service has been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

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

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with GAAP regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. In the case of equity instruments issued to consultants, the fair value of the equity instruments is recognized over the term of the consulting agreements, as earned.

Income Taxes

The Company records income taxes pursuant to GAAP, which requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus these deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items that are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method with respect to temporary differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the condensed consolidated statements of income and other comprehensive income (loss), except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

Income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

China Income Taxes

The Company’s subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning foreign investment enterprises and foreign enterprises (the “EIT) and various local income tax laws.

The EIT utilizes a tax rate of 25%, except for companies that qualify as “High Tech” companies, which pay a reduced rate of 15%. Fujian Zhongde qualifies for this reduced tax rate of 15% and its tax certificate must be re-certified every year with the local tax authority.

Item 4.  Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2010, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of September 30, 2010.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA CLEAN ENERGY INC.

Date: November 15, 2010	/s/ Tai-ming Ou
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

___________________________
*           Filed herewith.