Form 10-K
period 2010-12-31
CHINA CLEAN ENERGY INC
filed 2011-03-30
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-K

☑           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐  No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter, based on the price at which the common equity was last sold on the OTC Bulletin Board on such date, was approximately $14,457,724.  For purposes of this computation only, all officers, directors and 10% or greater stockholders of the registrant are deemed to be affiliates.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

Class	Outstanding at March 20, 2011
Common Stock, $0.001 par value	31,512,269

Documents incorporated by reference:

None

PART I

As used in this Annual Report on Form 10-K, unless otherwise indicated, the terms “we,” “us,” “our” and “the Company” refer to China Clean Energy Inc.

Item 1.Business.

Company Overview

We, through our wholly-owned subsidiaries, Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”) and Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), are engaged in the development, manufacturing, and distribution of biodiesel and specialty chemical products made from renewable resources. Fujian Zhongde was incorporated in the Fujian Province of the People’s Republic of China in 1995 and Zhongde Energy was incorporated and officially granted a business license on November 5, 2007. Since inception, we have been engaged in the manufacture of high-quality specialty chemical products from renewable resources. Through cooperation with outside experts at various research institutes and our research and development efforts, we formulated a proprietary process for refining biodiesel from waste vegetable oils and waste grease. Using this proprietary process, we began producing biodiesel in 2005 and commenced selling biodiesel commercially in December 2005.

Recent Developments

We completed construction of a new biodiesel and specialty chemical focused production facility in the new Fuqing Jiangyin Industrial Park in the Fujian Province, People’s Republic of China in October 2009.  We successfully completed the trial production phase at our new facility at the end of 2009 and the new plant was fully operational by January 2010. We have moved our administrative headquarters to the new plant.

The Fuqing Jiangyin Industrial Park is equipped with a deep sea harbor capable of servicing 100,000 ton cargo ships, a container port and a railroad that will be connected to the People’s Republic of China’s national railroad network. The facility originally had the flexibility to produce 100,000 tons of biodiesel per year, 30,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year.  During the third quarter of 2010, the Company successfully transferred to the new Jiangyin plant and installed the plant and equipment representing all of our biodiesel and specialty chemicals capacity except for our printing ink production line. As a result, the annual production capacity in the Jiangyin plant is now 50,000 tons of biodiesel and 40,000 tons of specialty chemicals. The printing ink production line, which accounts for approximately 500 tons of annual production capacity, will remain at the old plant. We believe our expansion of both biodiesel and specialty chemical production capacity has and will continue to help us to increase our competitiveness and profitability in the future.

Biodiesel

In November 2005, we filed an application with the State Intellectual Property Office of the People’s Republic of China (“SIPO”) for patent protection for our method of producing biodiesel from monomer acid.  In December 2005, we began producing biodiesel and currently sell our biodiesel to regional service stations. SIPO granted us our patent for our method of producing biodiesel from monomer acid on October 8, 2008.

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

Moreover, according to The Office of Renewable Fuels and Co-Products of the Iowa Department of Agriculture and Land Stewardship, when comparing biodiesel and petroleum diesel, a 100% biodiesel blend (B100) lowers carbon monoxide emissions by 44%, particulate matter emissions by 40% and sulfate emissions by 100%. A blend of 20% biodiesel and 80% petroleum diesel (B20) lowers carbon monoxide emissions by 9%, particulate matter emissions by 8% and sulfate emissions by 20%. When B20 is used along with an oxidation catalyst, it reduces particulate matter by 45%, carbon monoxide by 41% and total hydrocarbons by 65%.

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

Sales

The following table sets forth our sales by product category for the twelve-month period from January 1, 2010 through December 31, 2010. As shown in the table, during the twelve-month period ending December 31, 2010, dimer acid was our top selling product, accounting for 28.08% of total sales.

Products Sold		% of Total Sales for the Year
1.	Dimer Acid	28.08%
2.	Polyamide Hot Melt Adhesive	20.92%
3.	Biodiesel	18.67%
4.	Polyamide Resin	12.52%
5.	Fatty Acid	11.50%
6.	Purity Dimer Acid	2.78%
7.	Vegetable Asphaltum	2.24%
8.	High Performance Polyamide Hot Melt	2.09%
9.	Printing Ink	1.20%

The following table sets forth our sales by product category for the twelve-month period from January 1, 2009 through December 31, 2009. As shown in the table, during the twelve month period ended December 31, 2009, dimer acid was our top selling product, accounting for 30.30% of total sales.

Products Sold		% of Total Sales for the Year
1.	Dimer Acid	30.30%
2.	Polyamide Hot Melt Adhesive	21.09%
3.	Polyamide Resin	15.41%
4.	Biodiesel	14.84%
5.	Fatty Acid	9.73%
6.	Print Ink	4.49%
7.	Liquid Resin 651#	1.90%
8.	Vegetable Asphaltum	1.88%
9.	High Performance Polyamide Hot Melt Adhesive	0.30%
10.	Purity Dimer Acid	0.06%

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

The People’s Republic of China Biodiesel Market

The People’s Republic of China biodiesel industry is still very much in its infancy. With volatile oil prices and worsening pollution, the People’s Republic of China is expected to promote low-polluting alternatives to foreign oil and we anticipate biodiesel being recognized as a leading near-term solution. Further, we believe the integration of biodiesel into the fuel supply of the People’s Republic of China can be swift and immediate, as biodiesel can be blended at any level with petroleum diesel or used in its pure form (B100) and biodiesel also makes use of the existing petroleum infrastructure; i.e., tankers, storage depots, and filling stations.

The People’s Republic of China Legislation. In 2005, the Standing Committee of the National People’s Congress passed “The Renewable Energy Law of the People’s Republic of China.” The legislation aims to “promote the development and utilization of renewable energy, improve the energy structure, diversify energy supplies, safeguard energy security, protect the environment and realize the sustainable development of the economy and society.” This legislation states that fuel retail businesses must begin to include “biological liquid fuel” in their enterprises or they will suffer imposed fines. On April 20, 2006, Chinese premier Wen Jiabao convened the Second National Leadership Conference on Energy to consider the Medium and Long-term Development Plan for Renewable Energy, stating that equal emphasis shall be placed on development and conservation, and that stronger measures shall be taken to promote comprehensive energy conservation and to vigorously develop renewable energy.

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

Petroleum, waste, regulatory, and environmental cost pressures are now evident throughout the supply chain for chemical products. As oil prices remain volatile and companies continue to disassociate themselves from any chemical in their supply chain that is recognized as being hazardous or harmful to the environment, we expect to see petrochemicals replaced by more environmentally friendly chemistry alternatives.

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

Growth Strategy

In response to growing global demand for transport fuels and clean technologies, we are focused on increasing our biodiesel and specialty chemical production capacity. In October 2009, we completed construction of our new biodiesel and specialty chemical production facility in the new Fuqing Jiangyin Industrial Park in the Fujian Province, People’s Republic of China. The new facility is located 20 miles from our old facility and is 20,000 square meters in size. The Fuquing Jiangyin Industrial Park is equipped with a deep sea harbor capable of 100,000 ton cargo ships, a container port, and a railroad to be connected to the People’s Republic of China’s national railroad network. The plant has the flexibility to produce up to 110,000 tons of biodiesel per year, or 40,000 tons of specialty chemicals per year, or a combination of biodiesel and specialty chemicals for a total output of 90,000 tons per year. We expect that the new plant’s proximity to our existing plant will help us to improve our efficiency and cost effectiveness. As we grow and secure more customers, we plan to expand our existing plants.

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

Sales and Marketing

Biodiesel.  To date, we have developed relationships with current and future potential customers primarily through company visits, our website and direct sales calls. We currently plan on concentrating our sales efforts on the local market in the People’s Republic of China, as demand is expected to increase steadily over the next decade. However, as the business expands, we will evaluate global biodiesel prices for opportunities abroad, depending upon shipping and export costs, as biodiesel can sell for up to 50% to 100% more at the wholesale level overseas in comparison to the price in the People’s Republic of China. While we do not plan to rely on our ability to export biodiesel for our main growth and cannot predict when the market for biodeisel will return to its normal patterns, we view the export opportunity as a potential enhancement to our business plan, especially given the higher prices at which biodiesel can be sold in markets abroad.

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

Intellectual Property

Through our subsidiary, Fujian Zhongde, we own a patent for our proprietary biodiesel production method to produce biodiesel from monomer acid, China Patent Registration Number ZL200510019790.9. SIPO granted the patent on October 8, 2008. The patent is valid for twenty years, from October 8, 2008 to October 7, 2028.

We also own a patent for Multi-purpose Polyamide Hot Melt Adhesive and its Production Method, China Patent Registration Number ZL00132072.6 and International Patent Category #C09J177/00. The patent is valid for twenty years, from December 12, 2000 to December 11, 2020.

Customers

Biodiesel.  We currently sell biodiesel to regional service stations and power generating plants in the People’s Republic of China. We believe that the market for biodiesel will expand and can absorb an increase in supply. Since we began selling biodiesel in December 2005 along with specialty chemicals, it has been one of our best-selling products. In fact, from January 2006 through December 2010, sales of biodiesel accounted for approximately 25% of our total sales for that time period.

Chemicals.  Our specialty chemical products are sold to companies domestically and exported globally to companies in Europe, the U.S. and Asia. We believe that high-quality and low-production costs have allowed us to gain successful entry into the global market and to diversify our customer base.

During the twelve-month period from January 1, 2010 through December 31, 2010, we had net sales of $58,956,142.  The customer listed in the table below contributed over 5% of our total revenues for the year ended December 31, 2010.

Name of Customer		Products Sold	Sales for the Year by Customer	% of Sales for the Year
1.	Air Products Chemicals PTE Ltd.	Specialty Chemicals	3,814,779	6.47%
Total (all customers)			58,956,142	100.00%

During the twelve-month period from January 1, 2009 through December 31, 2009, we had net sales of $15,933,351. The two customers listed in the table below each contributed over 5% of our total revenues for the year ended December 31, 2009.

Name of Customer		Products Sold	Sales for the Year by Customer	% of Sales for the Year
1.	Air Products and Chemicals (PTE) Ltd.	Specialty Chemicals	1,642,523	10.31%
2.	Cray Valley Resins PVT., Ltd.	Specialty Chemicals	1,295,258	8.13%
Total (top two)			2,937,781	18.44%
Total (all customers)			15,933,351	100.00%

Principal Suppliers

We use feedstock, which can be vegetable oil derived from either oil-seed crops or used frying oil, as the primary raw materials for our manufacturing process. During the twelve-month period from January 1, 2010 through December 31, 2010, the feedstock suppliers listed in the table below supplied more than 5% of our feedstock. To date, we have not experienced any shortages in the supply of raw materials from our key suppliers.

Name of Supplier		% of Feedstock Supplied for the Year
1.	Fujian QuanZhou Zhongyuan Chemical Co., Ltd.	16.49%
2.	Shaxian Jinlong Chemical Industry Co., Ltd.	11.69%
3.	Fuzhou Yinfu Oils & Fats Industrial Co., Ltd.	11.16%
4.	Fujian Dongtai Imp & Exp Co., Ltd.	7.91%
5.	Fujian Zhongmin Chemical Co., Ltd.	7.35%

During the twelve-month period from January 1, 2009 through December 31, 2009, we had four feedstock suppliers who supplied more than 5% of our feedstocks.

Name of Supplier		% of Feedstock Supplied for the Year
1.	Fujian Zhongmin Chemical Co., Ltd.	16.81%
2.	Xinjiang Guansheng Technology Co., Ltd.	11.53%
3.	Fujian QuanZhou Zhongyuan Chemical Co., Ltd.	9.77%
4.	Dongying Haifutong Chemical Co., Ltd.	5.11%

Employees

As of March 19, 2010, we had 120 employees. All are full time employees.

Regulation

We are subject to environmental regulation by both the central government of the People’s Republic of China and by local government agencies. Since our inception, we have been in compliance with all applicable regulations.

Under the State Environmental Protection Administration of the People’s Republic of China, all chemical and biodiesel manufacturing facilities are required to obtain a Discharge Permit and a Safe Production Permit. These permits are valid for a period of three years and may be renewed for additional periods of three years. In order to renew the Safe Production Permit, the subject facility must not have had any accidents during the previous three years. In addition, the local environmental protection administration inspects waste-water, gas and solid waste discharges and issues an examination report each calendar quarter. In order to renew the Discharge Permit, the subject facility must have consistently passed the local government inspections for the prior three years. We currently own each of these permits for our existing plant in Fuzhou City. Neither of these permits have been issued for the Jiangyin plant. We applied for both permits and received approval of the Discharge Permit.  We are waiting for approval for the Safety Permit.

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

Item 1A.	Risk Factors.

There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. You should carefully consider the risks described below and the other information included in this Annual Report on Form 10-K, including the consolidated financial statements and related notes. Our business, financial condition and results of operations could be materially adversely affected by any of the following risks.  If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual outcomes may vary materially from those included in this Annual Report on Form 10-K.

 Risks Related to Our Business

 We have a limited history of producing biodiesel, which makes it difficult to evaluate our business.

Currently, we have only two manufacturing facilities, which began producing biodiesel in 2005 and 2010.   We began selling biodiesel in December 2005 and suspended production for 8 months in 2008. Our limited operating history as a manufacturer and distributor of biodiesel makes it difficult for prospective investors to evaluate our business. Therefore, our operations are subject to all of the risks inherent in the initial expenses, challenges, complications and delays frequently encountered in connection with the early stages of any new business, as well as those risks that are specific to the biodiesel industry. Investors should evaluate us in light of the problems and uncertainties frequently encountered by companies attempting to develop markets for new products, services, and technologies. Despite best efforts, we may never overcome these obstacles.

Our business is dependent upon the implementation of our business plan, as well as our ability to enter into agreements with third parties for the provision of necessary feedstock sources and the sale and distribution of our biodiesel and specialty chemicals on terms that are commercially viable for us. There can be no assurance that our efforts will be successful or result in continued revenue or profit.

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

Under the current financial condition affecting the banking system and financial markets and given the possibility that financial institutions may consolidate or go out of business, there has been a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in fixed income, credit, currency and equity markets. There could be a number of follow-on effects from the credit crisis on our business, including insolvency of key suppliers resulting in product delays, inability of customers to obtain credit to finance purchases of our products and/or customer insolvencies. Uncertainty about current global economic conditions could also continue to increase the volatility of our stock price.

Our results of operations, financial position and business outlook are highly dependent on commodity prices, which are subject to significant volatility and uncertainty, and the availability of supplies, so our results could fluctuate substantially.

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

The price of feedstock is influenced by market demand, weather conditions, animal processing and rendering plant decisions and factors affecting crop yields, farmer planting decisions and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply as well as foreign currency exchange rates compared to Renminbi, which may affect our specialty chemical exports and some feedstock imports. The significance and relative effect of these factors on the price of feedstock is difficult to predict. Any event that tends to negatively affect the supply of feedstock, such as increased demand, foreign exchange rate fluctuation, adverse weather or crop disease, could increase feedstock prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in physically sourcing feedstock on economical terms due to supply shortages. Such a shortage could require us to suspend operations until feedstock is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for feedstock at a facility could increase if an additional multi-feedstock biodiesel production facility is built in the same general vicinity or if alternative uses are found for feedstock.

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

We may be unable to obtain any additional capital that we may require in the future, which could  negatively impact our ability to operate or grow our business.

We expect that current capital and other existing resources will provide a limited amount of working capital, sufficient to operate at full capacity until the end of 2011.  We also believe that revenue from our operations is sufficient to acquire an upstream feedstock supplier to mitigate our feedstock supply risk and feedstock price fluctuation.

We intend to repay our debt and other obligations through cash generated from our business operation. To the extent that we have excess funds on hand, we intend to reinvest such excess funds in additional equipment.

To the extent that we do not have sufficient capital to fund future construction and operation of our biodiesel and specialty chemical refineries, capital expenditures to build and operate our refineries, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses, all of which require a substantial amount of capital and cash flow, we will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel and specialty chemicals industries, the fact that we are a new enterprise without a proven operating history, the location of our production facilities in the People’s Republic of China, and the price of biodiesel, oil and specialty chemicals on the commodities market, which may impact the amount of available asset-based financing. Furthermore, if petroleum, biodiesel or specialty chemicals’ prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operation in one or both of our facilities and/or lay off excess employees.

Our reliance upon a limited number of feedstock suppliers may hinder our ability to be profitable.

Five feedstock suppliers collectively provide us with approximately 54.60% of our feedstock and our two largest suppliers, Fujian QuanZhou Zhongyuan Chemical Co., Ltd.. and  Shaxian Jinlong Chemical Industry Co., Ltd., each supplied approximately 16.49% and 11.69% of our feedstock, respectively, in 2010. Should any of these suppliers terminate their supply relationships with us, sell to other buyers, or enter into the biodiesel manufacturing business in competition with us, we may be unable to procure sufficient feedstock to satisfy demand for our end products. Moreover, there are presently a finite number of feedstock suppliers within the People’s Republic of China. Thus, as demand for biodiesel products continues to increase, feedstock supplies will likely decrease, causing the price of feedstock to increase proportionally. If we are unable to obtain adequate quantities of feedstock at economically viable prices, our business could become unprofitable and investors could suffer a loss with respect to their investment in us.

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

 To develop our business, we are using the business relationships of management in order to form strategic relationships. These relationships may take the form of joint ventures with other private parties or local government bodies, contractual arrangements with other companies, including those that supply feedstock that we will use in our business, or minority investments from third parties. There can be no assurances that we will be able to establish these strategic relationships, or, if established, that the relationships will be maintained, particularly if members of the management team leave us. In addition, the dynamics of our relationships with strategic partners may require us to incur expenses or undertake activities we would not otherwise be inclined to incur or undertake in order to fulfill our obligations to these partners or maintain these relationships. If we do not successfully establish or maintain strategic relationships, our business may be negatively impacted.

A large portion of our sales is concentrated in a few major customers; loss of any of those customers would have a material adverse impact on our revenues.

Our top five customers accounted for approximately 12.96% of our sales in 2010 and 31.21% of our sales in 2009. Our  largest customer accounted for more than 6.47% of sales in 2010 and for more than 18.44% of sales in 2009. If not replaced, the loss of any of these customers could significantly reduce our revenues and adversely affect the value of an investment in us.

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

The government of the People’s Republic of China imposes controls on the convertibility of Renminbi into foreign currencies and, in certain cases, the remittance of currency out of the People’s Republic of China. In 2010, approximately  82.33% of our revenues was received in Renminbi, which is currently not a freely convertible currency. Shortages in the availability of foreign currency may restrict our ability to remit sufficient foreign currency to pay dividends, or otherwise satisfy foreign currency dominated obligations. Under existing People’s Republic of China foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from the transaction, can be made in foreign currencies without prior approval from the People’s Republic of China State Administration of Foreign Exchange by complying with certain procedural requirements. However, approval from appropriate governmental authorities is required whenever Renminbi is to be converted into foreign currency and remitted out of the People’s Republic of China to pay capital expenses, such as the repayment of bank loans denominated in foreign currencies.

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

Pursuant to the relevant laws and regulations in the People’s Republic of China, Fujian Zhongde, as a wholly-owned foreign enterprise (“WOFE”) in the People’s Republic of China, is entitled to 50% relief from the People’s Republic of China enterprise income tax in each of 2008, 2009 and 2010. As a newly-registered WOFE, our subsidiary, Zhongde Energy, is subject to the regular corporate income tax rate of 25%.  As a “high tech” company, Fujian Zhongde qualifies to pay tax at a reduced rate of 15%, for which qualification Fujian Zhongde’s tax certificate must be re-certified annually with the local tax authority.

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

All of our directors and officers, except for William Chen, reside outside of the U.S. In addition, Fujian Zhongde and Zhongde Energy, our operating subsidiaries, are located in the People’s Republic of China and substantially all of their assets are located outside of the U.S. It may therefore be difficult or impossible for investors in the U.S. to enforce their legal rights based on the civil liability provisions of the U.S. federal securities laws against us in the courts of either the U.S. or the People’s Republic of China and, even if civil judgments are obtained in U.S. courts, to enforce such judgments in the People’s Republic of China courts. Further, it is unclear if extradition treaties now in effect between the U.S. and the People’s Republic of China would permit effective enforcement against us or our officers and directors of criminal penalties, under the U.S. federal securities laws or otherwise.

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

 Tai-ming Ou, our Chief Executive Officer, beneficially owns, in the aggregate, approximately 24.17% of our outstanding common stock and our directors and executive officers as a group collectively own approximately 32.47% of our outstanding shares. The interests of management may differ from the interests of other stockholders. As a result, our executive management will have the right and ability to exert significant influence over all corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the following actions:

•	electing or defeating the election of directors;

•	amending or preventing amendment of our Certificate of Incorporation or Bylaws;

•	effecting or preventing a merger, sale of assets or other corporate transaction; and

•	the outcome of any other matter submitted to the stockholders for vote.

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

Although we plan on applying for listing of our common stock on a national stock exchange such as the NYSE Amex once we meet the qualifications, there can be no assurance that our initial listing application will be granted, when the required listing criteria will be met or when, or if, our application will be granted. Thereafter, there can be no assurance that trading of our common stock on such a market will be sustained or desirable. In the event that our common stock fails to qualify for initial or continued inclusion, our common stock could thereafter only be quoted on the OTC Bulletin Board, OTC Markets Group or in what are commonly referred to as the “pink sheets.” Under such circumstances, a stockholder may find it more difficult to dispose of, or to obtain accurate quotations, for our common stock, and our common stock would become substantially less attractive to certain purchasers, such as financial institutions, hedge funds, and large investors.

Furthermore, for companies whose securities are quoted on the OTC Bulletin Board, the OTC Markets Group or the Pink Sheets, it is more difficult to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies, and to obtain needed capital.

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These statements are subject to risks and uncertainties that cannot be predicted or quantified and, consequently, actual results may differ materially from those expressed or implied by these forward-looking statements. Forward-looking statements involve risks and uncertainties. These uncertainties include factors that affect all businesses as well as matters specific to us. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” in this Annual Report on Form 10-K, as well as others that we may consider immaterial or do not anticipate at this time.

Forward-looking statements in this Annual Report on Form 10-K are based on management’s beliefs and opinions at the time the statements are made. The forward-looking statements contained in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

Item 1B.        Unresolved Staff Comments.

Not applicable.

Item 2.           Properties.

Our headquarters are located at our new biodiesel and specialty chemical focused production manufacturing facility in the Jiangyin Industrial Zone, Jiangyin Town, Fuqing City, in the Fujian Province in the People’s Republic of China.  The facility is approximately 20,000 square meters in size and is located approximately 50 miles from Fuzhou, the Capital City of Fujian Province. We completed construction in October 2009 and completed the trial production phase in December 2009.  In  January 2010, the plant was fully operational and had a production capacity of 100,000 tons of biodiesel per year or 40,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 90,000 tons per year. In the People’s Republic of China, the ownership of land belongs to the government of the People’s Republic of China, and private entities and individuals can only acquire land use rights for a certain period of time.  We own certain rights with respect to the land on which the facility is located pursuant to a contract we entered into with Fuzhou City Jiangyin Industry District Management Committee on December 25, 2006 to purchase land usage rights with respect to 112,744 square meters of land for 50 years at a purchase price of 18,549,000 Renminbi, or approximately $2.5 million.  The total capital expenditure for this facility was $22.3 million, including the $2.6 million we paid in 2006 to acquire the land usage rights. We anticipate that we will require an additional $3 million for working capital uses annually.

We own an additional 311,000 square-foot manufacturing facility located 20 miles from our headquarters at Fulu Industrial District, Long Tian Town, Fuqing City, Fujian Province, People’s Republic of China.  This facility was originally erected in 1995 with a core focus on developing and manufacturing high-quality specialty chemical products from renewable resources. During the third quarter of 2010, the Company successfully transferred to the new Jiangyin plant and installed the plant and equipment representing all of our biodiesel and specialty chemicals capacity except for our printing ink production line. As a result, the annual production capacity in the Jiangyin plant is now 50,000 tons of biodiesel and 40,000 tons of specialty chemicals. The printing ink production line, which accounts for approximately 500 tons of annual production capacity, will remain at the old plant.

Item 3.Legal Proceedings.

We are not presently a party to any material litigation nor are we aware of any such threatened or pending litigation.

Item 4.Removed and Reserved.

PART II

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock was quoted on the OTC Bulletin Board under the symbol CCGY.OB through February 22, 2011.  After such date, our common stock has been quoted on OTC Markets Group under the symbol CCGY.PK.  The change was due to the fact that we no longer have a market maker on the OTC Bulletin Board.  The OTC Bulletin Board was sold in late 2009. As a result, many market makers switched exclusively to the OTC Markets Group and many companies no longer have a market maker on the OTC Bulletin Board and now trade exclusively on the OTC Markets Group.

The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Fiscal Year 2010	High	Low
First Quarter	$0.75	$0.41
Second Quarter	$0.99	$0.51
Third Quarter	$0.82	$0.50
Fourth Quarter	$1.37	$0.71

Fiscal Year 2009	High	Low
First Quarter	$0.22	$0.10
Second Quarter	$0.38	$0.16
Third Quarter	$0.75	$0.28
Fourth Quarter	$0.90	$0.39

The last reported sales price of our common stock on the OTC Markets Group on March 24, 2011 was $0.99 per share.

Holders

As of March 24, 2011, there were approximately 80 holders of record of our common stock.

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

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read together with the information contained in the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion contains forward-looking statements. Please see “Forward-Looking Statements” and “Risk factors” for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements. The operating results for the periods presented were not significantly affected by inflation.

Company Overview

We are a Chinese renewable resource-based biodiesel and specialty chemicals manufacturer and distributor.  Through our wholly-owned subsidiary, China Clean Energy Resources, Ltd. (“CCER”), a British Virgin Islands holding company, we own 100% interests in Fujian Zhongde Technology Co. Ltd. (“Fujian Zhongde”) and Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), Chinese companies incorporated in the Province of Fujian, People’s Republic of China.  CCER does not conduct any substantive operations of its own, but rather conducts its primary business operations through Fujian Zhongde and Zhongde Energy.

Zhongde Energy built and operates our new biodiesel and specialty chemical refinery in Jiangyin Industrial Park, Fuqing City, Fujian Province, People’s Republic of China.  As of September 30, 2010, we have successfully transferred to the new Jiangyin plant and installed plant and equipment representing 50,000 tons of biodiesel and 40,000 tons of specialty chemicals capacity, which is all of our capacity except for our printing ink production line. As previously disclosed, prior to these transfers, the new Jiangyin plant had a production capacity of 100,000 tons of biodiesel per year, 30,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 70,000 tons per year. As a result of the consolidation of the two plants, the annual production capacity in the Jiangyin plant is now 110,000 tons of biodiesel per year, 40,000 tons of specialty chemicals per year or a combination of biodiesel and specialty chemicals for a total output of 50,000 tons of biodiesel and 40,000 tons of specialty chemicals per year.  The printing ink production line, which accounts for approximately 500 tons of annual production capacity, will remain at the old plant.

Results of Operations

Year Ended December 31, 2010 Compared to the Year Ended December 31, 2009

Revenues. During the year ended December 31, 2010, we had net sales of $58,956,142 (19% from biodiesel sales and 81% from specialty chemicals sales), compared to net sales of $15,933,351 (15% from biodiesel sales and 85% from specialty chemicals sales) during the year ended December 31, 2009, an increase of approximately 270%. The increase in revenue was driven by the increased capacity provided by our new facility in Jiangyin and an increase in demand that we believe was due to the global economic recovery.  These drivers increased both our sales volume and our average selling prices for our specialty chemicals and biodiesel products.  During 2010, we changed our sales strategy to increase our focus on sales to domestic customers. We expanded our sales to our existing customers and added new customers in the specialty chemical products and in the biodiesel products for the year ended December 31, 2010. For the year ended December 31, 2010, domestic sales and international sales were $48,539,438 and $10,416,704, respectively, compared to $9,075,128 and $6,858,223, respectively, for the year ended December 31, 2009, an increase of approximately 435% for the domestic sales and 52% for the international sales. For the year ended December 31, 2010, we shipped 31,896 tons of specialty chemicals and 15,853 tons of biodiesel, compared to 10,386 tons of specialty chemicals and 4,078 tons of biodiesel for the year ended December 31, 2009. During the year ended December 31, 2010, the average selling price was approximately $1,503 per ton for specialty chemicals and approximately $694 per ton for biodiesel, compared to the year ended December 31, 2009, in which the average selling price was approximately $1,307 per ton for specialty chemicals and approximately $580 per ton for biodiesel. The increase in average selling price for biodiesel was driven by an increase in the petroleum diesel wholesale price. The increase in average selling price for specialty chemicals was driven by increased demand and better product mix.

Gross Profit. The cost of goods sold was $46,731,955 for the year ended December 31, 2010, compared to cost of goods sold of $12,993,260 for the year ended December 31, 2009. The increase in cost of goods sold was primarily driven by our increased revenue.  Increased feedstock prices also contributed to the increase in cost of goods sold.  For the year ended December 31, 2010, feedstock used for production of biodiesel averaged $614 per ton, compared to $563 for the year ended December 31, 2009.  This increase was primarily due to the increase in the wholesale price of petroleum diesel. The price of feedstock used for the production of biodiesel is directly related to the wholesale price of petroleum diesel per ton. For the year ended December 31, 2010, feedstock used for production of specialty chemicals averaged $1,159 per ton, compared to $1,040 for the year ended December 31, 2009.  This increase was primarily due to the global economy recovery, which increased demand for feedstock material.

We had a gross profit of $12,224,187 for the year ended December 31, 2010, compared to a gross profit of $2,940,091 for the year ended December 31, 2009, representing gross margins of 20.73% and 18.45%, respectively. This increase in gross margins was primarily due to the increased sale of specialty chemicals products with higher gross margins.

Selling and Marketing Expenses. Selling and marketing expenses totaled $368,953 for the year ended December 31, 2010, compared to $286,055 for the year ended December 31, 2009, an increase of approximately 29%. This increase was primarily due to higher sales volume and domestic shipping fees and commission fees.

General and Administrative. General and administrative expenses totaled $1,523,738 for the year ended December 31, 2010, compared to $1,641,535 for the year ended December 31, 2009, a decrease of approximately 7%. This decrease was primarily attributable to more customers taking delivery of our products at our production facility, which has decreased our expenses associated with shipping.

Other Income (Expense).  The largest component of other income (expense) in the years ended December 31, 2010 and 2010 was change in fair value of warrant liabilities.  In a private placement in 2008, we issued five-year warrants to purchase 5,000,000 shares of common stock at an initial exercise price of $2.00 per share.  The strike price of the warrants is denominated in U.S. dollars and the Company’s functional currency is the Remnibi.  The warrants are now classified as a derivative liability carried at fair value, with periodic changes in the fair value charged or credited to income each period. For the year ended December 31, 2010, we recognized a loss on the change in the fair value of derivative liabilities of $932,578. The recognized loss on the change in the fair value is mainly due to the Company’s stock price increase from $0.51 as of December 31, 2009 to $1.03 as of December 31, 2010.  We also had impairment loss of $258,861 for the year ended December 31, 2010, primarily due to the write down on assets held for sale at our old Longtian plant.  These are assets that are not being used at the new Jiangyin plant.  In addition, we had other income of $78,549 for the year ended December 31, 2010, primarily contributed from a government grant we received as an award  for achieving high export sales.

Provision for Income Taxes.  Provision for income taxes totaled $2,424,836 for the year ended December 31, 2010, compared to $236,613 for the year ended December 31, 2009.  The increase was primarily due to our higher revenue and higher income before taxes for the year ended December 31, 2010 in our Chinese operating entities, Fujian Zhongde and Zhongde Energy.

Net Income (loss). We recorded net income of $6,368,675, or $0.20 per basic and diluted share, for the year ended December 31, 2010, compared to net loss of $324,450, or $0.01 loss per basic and diluted share, for the year ended December 31, 2009. This increase in net income was attributable mainly to the increase in revenue and gross profit.

Liquidity and Capital Resources

General.  As of December 31, 2010 and 2009, we had cash and cash equivalents of $13,648,437 and $4,154,814, respectively. The increase in cash and cash equivalents was primarily attributable to $6,368,675 net income from operating activities and $4,339,354 of proceeds we received from bank loans, partly offset by net cash used in purchasing equipment in the amount of $1,974,321.

Net cash provided by operating activities totaled $9,427,599 for the year ended December 31, 2010, compared to net cash provided by operating activities of $1,434,448 for the year ended December 31, 2009. This increase was primarily due to $6,368,675 from net income during the year ended December 31, 2010. Net cash used in inventory totaled $1,661,533 for the year ended December 31, 2010, compared to net cash provided by inventory of $350,154 for the year ended December 31, 2009. This increase was primarily due to increased production capacity, increased sales revenue, and increased sales volume.  In addition, accounts payable generated net cash of $1,242,755 during the year ended December 31, 2010, compared to net cash used in accounts payable of $193,068 for the year ended December 31, 2009. This increase was primarily due to increased feedstock purchased from suppliers.

Net cash used in investing activities totaled $1,974,321 for the year ended December 31, 2010, primarily a result of the purchase of additional equipment for the Jiangyin plant, compared to $3,010,857 for the year ended December 31, 2009. This decrease was primarily due to the completion of construction of the new Jiangyin plant.

Net cash provided by financing activities totaled $3,215,033 during the year ended December 31, 2010 and was due primarily to net proceeds from bank loans of $4,339,354 for working capital uses and $1,598,278 proceeds from banker acceptances, partially offset by $2,159,499 payment on a bank loan.  Net cash provided by financing activities totaled $2,821,108 for the year ended December 31, 2009, primarily due to the net proceeds from a bank loan of $3,078,810. Net cash provided by proceeds from banker acceptances totaled $1,598,278 for the year ended December 31, 2010, compared to none for the year ended December 31, 2009.  The increase was primarily due to the increase in production, which resulted in our increased purchase of feedstock from suppliers, financed with bankers acceptances.

 Accounts Receivable, and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Currently, the maximum amount of credit that may be extended to an existing customer is 5 million Remnibi (“RMB”), or approximately $735,294. The Company’s standard collection term is three months.  Management reviews our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely

Loan Agreement. In February 2010, we secured bank financing for approximately $4,800,000 from Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, for use in working capital.

Pursuant to the Loan Agreement, Zhongde Energy borrowed RMB 33 million, or approximately $4.8 million, at an annual interest rate of 5.94% (the “Base Rate”).  The proceeds from the loan are required to be used for working capital. Zhongde Energy must repay RMB 5 million, or approximately $905,000, by February 24, 2011 and RMB 28 million, or approximately $4,180,000, by January 5, 2012. The loan is secured by, among other things, the real property of Zhongde Energy and the bank accounts and real property of Fujian Zhongde.  Mr. Tai-Ming Ou, the Company’s chief executive officer, has personally guaranteed Zhongde Energy’s obligations under the loan agreement. Zhongde Energy shall be subject to a penalty interest rate that is 30% greater than the Base Rate in the event it does not timely repay the loan and 80% greater than the Base Rate in the event that it does not use the proceeds from the loan as specified in the loan agreement. There are no additional financial covenants pursuant the loan agreement.

We have historically met our liquidity and capital requirements from a variety of sources. These include internally generated cash flow, short-term borrowings from related parties and financial institutions, and sales of common stock.

We expect that current capital and other existing resources will provide a limited amount of working capital, sufficient to operate at full capacity until the end of 2011.  We also believe that revenue from our operations is sufficient to acquire an upstream feedstock supplier to mitigate our feedstock supply risk and feedstock price fluctuation.

We intend to repay our debt and other obligations through cash generated from our business operations. To the extent that we have excess funds on hand, we intend to reinvest such excess funds in additional equipment.

To the extent that we do not have sufficient capital to fund future construction and operation of our biodiesel and specialty chemical refineries, capital expenditures to build and operate our refineries, hiring qualified management and key employees, complying with licensing, registration and other requirements, maintaining compliance with applicable laws, production and marketing activities, administrative requirements, such as salaries, insurance expenses and general overhead expenses, legal compliance costs and accounting expenses, all of which require a substantial amount of capital and cash flow, we will be required to pursue sources of additional capital through various means, including joint venture projects, debt financing, equity financing or other means. There is no assurance that we will be successful in locating a suitable financing transaction in a timely fashion or at all. In addition, there is no assurance that we will be successful in obtaining the capital we require by any other means. Future financings through equity investments are likely to be dilutive to the existing stockholders. Also, the terms of securities we issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which may adversely impact our financial condition.

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel and specialty chemicals industries, the fact that we are a new enterprise without a proven operating history, the location of our production facilities in the People’s Republic of China, and the price of biodiesel, oil and specialty chemicals on the commodities market, which may impact the amount of available asset-based financing. Furthermore, if petroleum, biodiesel or specialty chemicals’ prices on the commodities markets decrease, then our revenues will likely decrease and decreased revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operation in one or both of our facilities and/or lay off excess employees.

Obligations under Material Contracts.  We had no material commitments as of December 31, 2010 other than the loan agreement described above.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition presented in this section is based on the consolidated financial statements. Our  consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of our consolidated financial statements, we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, allowance for doubtful accounts, inventories, share-based compensation, impairment charge, fixed assets, intangible assets, income taxes, fair value of warrants and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. We determined that those critical accounting principles are related to share-based compensation and warrants liability, the use of estimates, inventory valuation, revenue recognition, income tax, impairment of intangibles and other long-lived assets.  Our consolidated financial statements are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation. We have reclassified certain prior year amounts to conform to the current year presentation.

Fair Value of Financial Instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements define financial instruments and require fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures.  The three levels are defined as follow:

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. We evaluate the hierarchy disclosures each quarter.

Current assets and current liabilities are financial instruments and management believes their carrying amounts are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rate is equivalent to interest rates currently available.

Accounts Receivable

We extend unsecured credit to our customers in the ordinary course of business but mitigate the associated risks by performing credit checks and actively pursuing past due accounts.  An allowance for doubtful accounts is established and recorded based on management’s assessment of potential losses based on the credit history of and our relationship with the customers. Management reviews our receivables on a regular basis to determine if the bad debt allowance is adequate, and adjusts the allowance when necessary. Delinquent account balances are written-off against allowance for doubtful accounts after management has determined that the likelihood of collection is not probable.

Inventories

Inventories are stated at the lower of cost or market using the weighted average method. Management reviews inventories for obsolescence or cost in excess of net realizable value periodically and records an inventory write-down and additional cost of goods sold when the carrying value exceeds the net realizable value.

Intangible Assets

Goodwill and other intangible assets which have indefinite lives are not amortized but are tested for impairment at least annually. Other intangible assets are amortized over their useful lives and reviewed for impairment in accordance with the accounting standard for accounting for impairment or disposal of long-lived assets.

Intangible assets consist of land use rights and patents. All land in China is owned by the government, however, the government grants “land use rights.” Through our 100% owned subsidiaries, we own three land use rights with usable life ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. We amortize the cost of land use rights over the respective contract periods.

Patents, which have a legal life of 10 years in the People’s Republic of China, are being amortized over 10 years as management believes that this is the estimated useful life of the patents we currently own.

Impairment of Long-Lived Assets

We review our long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, we measure impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the assets, we would recognize an impairment loss based on the fair value of the assets.

Machinery and equipment held for sale

In the third quarter of fiscal 2010, we announced and completed our plan to consolidate part of our Fujian Zhongde facility to our new Zhongde Energy facility. As a result of such announcement, machinery and equipment in the amount of $108,458 were listed as held for sale at September 30, 2010.

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

There was a provision for impairment loss on assets held for sale of approximately $259,000 for the year ended December 31, 2010.  Management concluded that its estimate in connection with this impairment loss was conservative and reasonable.  Of the machinery involved, 80% was valued at a selling price that management believes is equal to the salvage value. Management determined that no impairment charge was necessary for the remaining 20% of the related assets, which are still in operation.

Revenue Recognition

Our sales are sales of product. Revenue for product sales is recognized when risk and title to the product transfer to the customer, which usually occurs at the time shipment is made. However, revenue is realized and earned only when four criteria are met:

•	persuasive evidence of an arrangement exists (we consider our sale contracts to be persuasive evidence of an arrangement);
•	product is shipped or service has been rendered;
•	the seller’s price to the buyer is fixed or determinable; and
•	collectability of payment is reasonably assured.

Substantially all of our products are sold free on board shipping point. Title to the product passes when the product is delivered to the freight carrier.

Sales revenue represents the invoiced value of goods, net of a value-added tax (“VAT”). All of our products that are sold in the People’s Republic of China are subject to a Chinese VAT at a rate of 17% of the gross sale price or a rate approved by the Chinese local government. This VAT may be offset by the VAT paid by us on raw materials and other material included in the cost of producing its finished product.

Stock-Based Compensation

We account for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with GAAP regarding accounting for stock-based compensation and accounting for equity instruments that are issued to other than employees for acquiring or in conjunction with selling goods or services.  Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments issued to consultants are measured at their fair value  and  recognized over the term of the consulting agreements, as earned.

Income Taxes

Our recorded income taxes include the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus these deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items that are non-deductible or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method with respect to temporary differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit. In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the consolidated statements of income and other comprehensive income (loss), except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and we intend to settle our current tax assets and liabilities on a net basis.

U.S. income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

China Income Taxes

Our subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning foreign investment enterprises and foreign enterprises (the “EIT”) and various local income tax laws.

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

Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
China Clean Energy Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of China Clean Energy, Inc. and Subsidiaries as of December 31, 2010, and the related consolidated statements of operations and comprehensive income, shareholders’ equity, and cash flows for the year then ended. China Clean Energy, Inc. and Subsidiaries management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. China Clean Energy, Inc. and Subsidiaries is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, accessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China Clean Energy, Inc. and Subsidiaries as of December 31, 2010, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Friedman LLP

New York, New York
March 30, 2011

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

March 31, 2010

135 South State College Boulevard, Suite 300 | Brea, California 92821 | 714.990.1040 | frazerfrost.com

Los Angeles and Visalia, CA | Little Rock and Fayetteville, AR | Raleigh, NC

FRAZER FROST, LLP is an independent firm associated with Moore Stephens International Limited.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
ASSETS	2010	2009

CURRENT ASSETS
Cash and cash equivalents	$13,648,437	$4,154,814
Resticted cash	443,647	-
Accounts receivable, net of allowance for doubtful accounts of $29,665 and $93,761	4,080,424	1,766,952
Other current assets	9,332	11,000
Tax receivable	63,865	-
Inventories	2,126,375	464,842
Advances for inventory purchases	1,031,401	188,659
Machinery and equipment held for sale	108,458	-
Total current assets	21,511,939	6,586,267

Deferred tax assets	104,246	69,466
Plant and equipment, net	25,656,929	25,119,034
Intangible assets, net	4,812,693	4,860,645
TOTAL ASSETS	$52,085,807	$36,635,412

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,400,188	$157,433
Accrued liabilities	244,044	279,516
Customer deposits	650,017	71,090
Taxes payable	1,526,033	130,287
Banker acceptances	1,478,825	-
Bank loan payable - current portion	1,025,835	3,080,700
Total current liabilities	6,324,942	3,719,026

Warrants liability	2,192,352	1,259,774
Bank loan payable - net of current portion	4,234,720	-

Total liabilities	12,752,014	4,978,800

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 shares issued and outstanding as of December 31, 2010 and December 31, 2009, respectively	31,512	31,512
Additional paid-in capital	12,708,060	12,420,523
Statutory reserves	2,424,309	1,630,882
Retained earnings	19,982,696	14,407,448
Accumulated other comprehensive income	4,187,216	3,166,247
Total shareholders' equity	39,333,793	31,656,612
Total liabilities and shareholders' equity	$52,085,807	$36,635,412

The accompanying notes are an integral part of these consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
	2010	2009

REVENUES	$58,956,142	$15,933,351
Less: cost of goods sold	46,731,955	12,993,260
GROSS PROFIT	12,224,187	2,940,091

OPERATING EXPENSES
Selling and marketing	368,953	286,055
General and administrative	1,523,738	1,641,535
Research and development	132,474	143,944
	2,025,165	2,071,534

INCOME FROM OPERATIONS	10,199,022	868,557

OTHER INCOME (EXPENSE)
Interest expense	(293,402)	-
Impairment loss on machinery and equipment held for sale	(258,861)	-
Other income, net	79,330	7,997
Change in fair value of warrants liability	(932,578)	(964,391)
	(1,405,511)	(956,394)

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,793,511	(87,837)

Provision for income taxes	2,424,836	236,613

NET INCOME (LOSS)	6,368,675	(324,450)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	1,020,970	(3,742)

COMPREHENSIVE INCOME (LOSS)	$7,389,645	$(328,192)

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE
Weighted average number of shares	31,512,269	31,512,269
Earnings (loss) per share	$0.20	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Additional	Retained Earnings		Accumulated Other
			Paid-in	Statutory	Unrestricted	Comprehensive
	Shares	Amount	Capital	Reserves	Earnings	Income	Total
Balance, January 1, 2009	31,512,269	$31,512	$12,015,941	$1,457,432	$14,905,348	$3,169,989	$31,580,222

Stock-based compensation			404,582				404,582
Net loss					(324,450)		(324,450)
Adjustment to statutory reserve				173,450	(173,450)		-
Foreign currency translation adjustment						(3,742)	(3,742)

Balance at December 31, 2009	31,512,269	31,512	12,420,523	1,630,882	14,407,448	3,166,247	31,656,612

Stock-based compensation			287,537				287,537
Net income					6,368,675		6,368,675
Adjustment to statutory reserve				793,427	(793,427)		-
Foreign currency translation adjustment						1,020,969	1,020,969

Balance at December 31, 2010	31,512,269	$31,512	$12,708,060	$2,424,309	$19,982,696	$4,187,216	$39,333,793

The accompanying notes are an integral part of these consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$6,368,675	$(324,450)
Adjusted to reconcile net income (loss) to cash provided by operating activities:
Depreciation	3,114,340	710,051
Recovery of allowance for doubtful accounts	(64,095)	(42,602)
Amortization of intangible assets	198,376	211,851
Stock-based compensation expense	287,537	404,582
Impairment on machinery and equipment held for sale	258,861	-
Change in fair value of warrants libility	932,578	964,391
Deferred tax benefit	(34,780)	(69,424)
Changes in operating assets and liabilities
Accounts receivable	(2,249,377)	(631,169)
Inventories	(1,661,533)	350,154
Other assets	1,668	(11,000)
Advances for inventory purchases	(842,742)	122,038
Accounts payable	1,242,755	(193,068)
Accrued liabilities	(35,472)	(69,890)
Customer deposits	578,927	39,644
Taxes payables	1,395,746	(26,660)
Taxes receivable	(63,865)	-
Net cash provided by operating activities	9,427,599	1,434,448

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	(1,974,321)	(3,010,857)
Net cash used in investing activities	(1,974,321)	(3,010,857)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	(443,647)	-
Proceeds from bank loans	4,339,354	3,078,810
Proceeds from banker acceptances	1,598,278	-
Payments on bankers acceptances	(119,453)	-
Payments on bank loans	(2,159,499)	(257,702)
Net cash provided by financing activities	3,215,033	2,821,108
EFFECT OF EXCHANGE RATE ON CASH	(1,174,688)	(3,596)

INCREASE IN CASH AND CASH EQUIVALENTS	9,493,623	1,241,103
CASH AND CASH EQUIVALENTS, beginning of year	4,154,814	2,913,711
CASH AND CASH EQUIVALENTS, end of year	$13,648,437	4,154,814

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$293,402	$114,718
Income taxes	$1,657,336	$283,103
Non-cash investing and financing activites:
Advances for equipment purchases transferred to plant and equipment	$-	$3,646,953

The accompanying notes are an integral part of these consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE” or the “Company”) was incorporated in the State of Delaware on November 12, 2004. The Company through its wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”), Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), and Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC” or “China”) and abroad.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of share-based compensation and warrants liability, impairment charge related to machinery and equipment and potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its consolidated financial statements are reasonable and appropriate. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The accounting standard regarding fair value of financial instruments and related fair value measurements defines financial instruments and requires fair value disclosures of those financial instruments.  This accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements regarding fair value.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining which category an asset or liability falls within the hierarchy requires significant judgment.

Current assets and current liabilities are financial instruments and management believes their carrying amounts are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rate is equivalent to interest rates currently available

The Company determined that the carrying value of the long term bank loans approximated their fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (see Note 7).  The fair value of the warrants liability was determined using level 3 inputs, as further discussed in Note 9.

Foreign Currency Translation

The functional currency of CCE, CCER, Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the U.S. dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into U.S. dollars at period-end exchange rates ($0.15124 and $0.1467 at December 31, 2010 and December 31, 2009, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into U.S. dollars at average exchange rates for the periods ($0.14794 and $0.14661 for the year ended December 31, 2010 and 2009, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within stockholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

As of December 31, 2010 and 2009, translation adjustments resulting from this process included in accumulated other comprehensive income in the consolidated statement of shareholders’ equity amounted to $4,187,216 and $3,166,247, respectively.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible Assets

Goodwill and certain intangible assets which have indefinite lives are not amortized but are tested for impairment at least annually. Other intangible assets are amortized over their useful lives and reviewed for impairment in accordance with the accounting standard for accounting for impairment or disposal of long-lived assets.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the fair value of the asset. As of December 31, 2010 and 2009, the company recorded an impairment loss related to its machinery and equipment of $258,861, using level three inputs based on estimated salvage values, and $0, respectively.

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

Substantially all of the Company’s products are sold free on board shipping point. Title to the product passes when the product is delivered to the freight carrier.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Transportation and unloading charges and product inspection charges are included in selling expenses totaled $316,335 and $211,538 for the years ended December 31, 2010 and 2009, respectively.

Research and Development Costs

Research and development (“R&D”) expenses include salaries, material, contract and other outside service fees, facilities and overhead costs.  In accordance with GAAP, the Company expenses the costs associated with research and development activities when incurred.

Research and development expenses are included in general and administrative expenses and totaled $132,474 and $143,944 for the years ended December 31, 2010 and 2009, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with GAAP. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments issued to consultants are measured at their fair value and  recognized over the term of the consulting agreements, as earned.

Income Taxes

The Company’s recorded income taxes include the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities. Provision for income taxes consists of taxes currently due plus deferred taxes.

The charge for taxation is based on the results for the year as adjusted for items that are non-deductible or disallowed. It is calculated using tax rates that have been enacted or substantially enacted by the balance sheet date.

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

U.S. income tax returns for the years prior to 2007 are no longer subject to examination by tax authorities.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basic earnings per share is computed by dividing net income attributable to holders of common shares by the weighted average number of common shares outstanding during the year. Diluted earnings per share reflect the potential dilution that would occur if securities or other contracts to issue common shares were exercised or converted into common shares. Convertible, redeemable preferred shares are included in the computation of diluted earnings per share on an “if converted” basis, when the impact is dilutive. Contingent exercise price resets are accounted for in a manner similar to contingently issuable shares such as warrants and options. Common share equivalents are excluded from the computation of diluted earnings per share if their effects would be anti-dilutive. For the year ended December 31, 2010, none of the Company’s warrants and options was included in the diluted earnings per share calculation because the average selling price was lower than the exercise price.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	December 31, 2010	December 31, 2009

Raw materials	$1,011,112	$349,800
Work in process and packaging materials	28,448	4,471
Finished goods	1,086,815	110,571
Total	$2,126,375	$464,842

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	December 31, 2010	December 31, 2009

Buildings	$14,161,537	$12,032,983
Equipment and machinery	17,376,990	16,744,242
Office equipment and vehicles	187,924	92,708
Total	31,726,451	28,869,933
Impairment of long-lived assets	(258,861)	-
Less accumulated depreciation	(5,810,661)	(3,750,899)
Plant and equipment, net	$25,656,929	$25,119,034
Depreciation expense was $3,114,340 and $710,051 for the years ended December 31, 2010 and 2009, respectively.

Machinery and equipment held for sale

The Company announced in the third quarter of fiscal year 2010 its plan to consolidate its Fujian Zhongde facility to its new Fujian Zhongde Energy facility. As a result, machinery and equipment in the amount of $108,458 is listed as held for sale at December 31, 2010 and depreciation ceased.  The consolidation was completed during the year 2010.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	December 31, 2010	December 31, 2009

Land use rights	$5,165,811	$4,950,538
Patents and licenses	1,240,168	1,349,640
Total	6,405,979	6,300,178
Less accumulated amortization	(1,593,286)	(1,439,533)
Total intangible assets, net	$4,812,693	$4,860,645

Amortization expense for the years ended December 31, 2010 and 2009 amounted to $198,376 and $211,851, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

Years ending December 31,	Estimated Amortization Expense
2011	$190,004
2012	190,004
2013	190,004
2014	190,004
2015	190,004

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – BANKER ACCEPTANCES

Bankers acceptances  have no interest if paid on or before their due dates. The Company can borrow against bankers acceptances up to 15,000,000 RMB.

NOTE 7 – BANK LOAN PAYABLE

Bank loan payable consists of a loan with annual interest at 5.94% payable monthly through January 2012, secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde. Two installment payments are scheduled: (i) 5,000,000 RMB (approximately $905,454) is due February 2011; and (ii) 28,000,000 RMB (approximately $4,180,400) is due January 2012. On February 11, 2011, 5,000,000 RMB was repaid to the bank.

Total interest expense on the bank loan for the years ended December 31, 2010 and 2009 amounted to $293,402 and $114,718, respectively. For the year ended December 31, 2009, all the interest was capitalized and included in the construction of the new plant.

The Company’s Chief Executive Officer has provided a personal guarantee of the above bank loan.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans.  The total provisions made for such employee benefits were $25,105 and $13,669 for the years ended December 31, 2010 and 2009, respectively.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company adopted the provisions of ASC Topic 815-40 regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  As a result of adoption, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because these warrants are denominated in U.S. dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed.” As such, effective January 1, 2009, the Company reclassified the fair value of these warrants, from equity to liability status as if these warrants were treated as a derivative liability.  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expire.

Warrants liability measured at fair value on a recurring basis is summarized as follows:

	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010
		Level 1	Level 2	Level 3
Warrants liability	$2,192,352			$2,192,352
	Carrying Value as of December 31, 2009	Fair Value Measurements at December 31, 2009
		Level 1	Level 2	Level 3
Warrants liability	$1,259,774			$1,259,774

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2010 and December 31, 2009:
	December 31,
	2010	2009

Beginning balance	$1,259,774	$295,381
Total gains or losses:
Included in earnings	932,578	964,393
Ending balance	$2,192,352	$1,259,774

On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $9.2 million to retained earnings and $295,381 to long-term warrants liability to recognize the fair value of such warrants on such date.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	December 31,	December 31,	January 1,
	2010	2009	2009

Annual dividend yield	—	—	—
Expected life (years)	2.00	3.0	4.00
Risk-free interest rate	1.02%	1.70%	1.55%
Expected volatility	96%	117%	99%

Expected volatility is based primarily on historical volatility. The Company does not have historical data commensurate with the expected term. Historical volatility was computed using daily pricing observations for the past three years.  The Company believes this method produces an estimate that is representative of the Company’s expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on U.S. Treasury securities with the same term as the warrants when granted.

Following is a summary of warrants activity and status:

			Weighted	Average
			Average	Remaining
	Warrants	Warrants	Exercise	Contractual
	Outstanding	Exercisable	Price	Life
Balance, at January 1, 2009	6,200,000	6,200,000	$2.00	4 years
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2009	6,200,000	6,200,000	$2.00	3 years
Granted	-	-	-	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Balance, at December 31, 2010	6,200,000	6,200,000	$2.00	2 years

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – OPTIONS

On January 9, 2008, the Company adopted the 2008 Equity Incentive Plan. Under the 2008 Equity Incentive Plan, CCE is authorized to issue up to 2,000,000 options, of which 1,000,000 are to have an exercise price equal to the greater of (i) $2.50 or (ii) the fair market value of the common stock on the date of grant (“Tranche 1 Options”) and 1,000,000 are to have an exercise price equal to the greater of (i) $3.00 or (ii) the fair market value of the common stock on the date of grant (“Tranche 2 Options”). CCE is authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options. All options under the Plan vest quarterly over three years. The 2008 Equity Incentive Plan is administered by CCE’S board of directors.

On February 1, 2010, the Company granted options to purchase a total of 300,000 shares of common stock to the chief financial officer. Options totaling 150,000 are exercisable at a price of $2.50 per share and 150,000 options are exercisable at a price of $3.00 per share. All 300,000 options expire 10 years from the date of grant. The $140,180 fair value of the 300,000 stock options will be expensed ratably over the three year requisite service period of the respective personnel. The fair value of the stock options was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions: exercise prices of $2.50 (for 150,000 stock options) and $3.00 (for 150,000 stock options), expected life of options of 10 years, expected volatility of 103%, expected dividend yield of 0%, and risk-free interest rate of 3.68%.

For the years ended December 31, 2010 and 2009, stock-based compensation expense related to these options was $287,537 and $404,582, respectively.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of January 1, 2009	610,000	$2.75
Granted	-	-
Forfeited	(20,000)	2.75
Exercised	-	-
Outstanding as of December 31, 2009	590,000	$2.75
Granted	300,000	2.75
Forfeited	(20,000)	2.75
Exercised	-	-
Outstanding as of December 31, 2010	870,000	$2.75
Following is a summary of the status of options outstanding and exercisable at December 31, 2010:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	435,000	7.00 years	$2.50	335,000	7.00 years
$3.00	435,000	7.00 years	$3.00	335,000	7.00 years
Total	870,000			670,000

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - EARNINGS PER SHARE

For the years ended December 31, 2010 and 2009, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock.

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

NOTE 13 – TAXES

Income Taxes

Income tax provision consists of:

	Year ended December 31,
	2010	2009
Current:
PRC	$2,457,383	$306,037
United States	-	-
Total current	$2,457,383	$306,037
Deferred	(32,547)	(69,424)
Total	$2,424,836	$236,613

Beginning January 1, 2008, the new Enterprise Income Tax (“EIT”) law has replaced the old laws for Domestic Enterprises (“DES”) and Foreign Invested Enterprises (“FIEs”). The new standard EIT rate of 25% replaces the 33% rate applicable to both DES and FIEs, except for high tech companies that pay a reduced rate of 15%. Pursuant to the PRC tax law, net operating losses can be carried forward five  years to offset future taxable income.

Fujian Zhongde is a wholly-owned foreign enterprise (“WOFE”). The PRC income tax laws provide that certain WOFEs may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter 50% exempt for the next three years.

In March 31, 2007, the PRC tax authorities approved a full income tax exemption for Fujian Zhongde for 2007 and a 12.5% income tax rate for 2008, 2009 and 2010. Absent the exemption, Zhongde Energy is subject to a 25.0% income tax rate.

The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2010 and 2009:

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2010	2009
U.S. statutory rates	35%	35%
Foreign income not recognized in USA	(35)	(35)
China income taxes	25	25
Tax exemption	(13)	(13)
Utilization of net operating loss in PRC	21%	-
Other items (1)	(5)	(281)
Total effective income tax rate	28%	269%

(1)  These rates differ from the stated effective tax rate in China mainly due to losses incurred by the U.S. company (CCE) that was not deductible in the PRC.

Deferred Income Taxes

As of December 31, 2009, Zhongde Energy had an operating loss of approximately $417,000 that can be carried forward to offset income through 2014.  The company utilized approximately $139,000 of the net operating loss for the year ended December 31, 2010 and recorded deferred tax assets of $104,246 and $69,424 as of December 31, 2010 and 2009, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Zhongde Energy, is expected to generate profits, and (ii) the current operating loss of Zhongde Energy can be carried forward through 2014 to offset future operating income under PRC tax regulations.

The Company has cumulative undistributed earnings of foreign subsidiaries of $16,910,509 and $9,409,861 as of December 31, 2010 and 2009, respectively, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

CCE was incorporated in the United States and has incurred net operating losses of approximately $436,000 for income tax purposes for the year ended December 31, 2010. The estimated net operating loss carry forwards for United States income taxes amounted to approximately $2,385,000 and $1,949,000 as of December 31, 2010 and 2009, which may be available to reduce future years’ taxable income.  These carry forwards will expire, if not utilized, through 2024 and 2030.  Management believes that the realization of the benefits from these losses appears uncertain due to the Company’s limited operating history and continuing losses for United States income tax purposes.  Accordingly, the Company has provided a 100% valuation allowance. The valuation allowance as of December 31, 2010 and 2009 was $834,663 and $682,000, respectively.  The valuation allowance increased by $152,663 and $136,546 during the years ended December 31, 2010 and 2009, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VAT on sales and VAT on purchases amounted to $9,670,117 and $3,463,165 for the years ended December 31, 2010, and 2009, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent. Because the Company’s VAT taxes paid on purchases were greater than sales during the period, the Company has prepaid tax that can be used to offset future VAT due on sales.

NOTE 14 – OTHER INCOME, NET

For the year ended December 31, 2010, other income consisted primarily of an award received from the local government in China for the Company’s high value of export sales.

NOTE 15 – CONCENTRATIONS

Net sales and gross profit percentages (“GP%”) for the years ended December 31, 2010 and 2009 consist of:

	2010		2009
	Sales	GP%	Sales	GP%

Domestic Sales	$ 48,539,438	20%	$ 9,075,128	7%
International Sales	10,416,704	25%	6,858,223	34%
Total Sales	$ 58,956,142	21%	$ 15,933,351	18%

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC and an account in the U.S. Total cash deposited with banks within the PRC, as of December 31, 2010 amounted to $13,648,437, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

There was one major customer that accounted for 11% of the total accounts receivable as of December 31, 2010.  There was one customer that accounted for 10.3% of net sales for the year ended December 31, 2009.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of December 31, 2010, the Company has estimated possible severance payments of approximately $98,000, which has not been reflected in its consolidated financial statements because it is not more likely than not that this will be paid or incurred.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – SUBSEQUENT EVENTS

On January 4, 2011, the Board adopted the China Clean Energy Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”), which terminated the 2008 Equity Incentive Plan, and the forms of award agreements for nonqualified stock option awards, incentive stock option awards and restricted stock awards to be granted under the Plan.  The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, are all eligible to participate in the 2011 Plan.  The 2011 Plan allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem to employees and outside directors of the Company, and upon such terms as determined by the Board. Subject to certain adjustments, the maximum number of shares of the Company’s Original Common Stock that may be delivered pursuant to awards under the 2011 Plan is 2,700,000.

On February 2, 2011, the Company granted non-qualified stock options to purchase 2,490,000 shares of common stock under the 2011 Plan.  The options vest in accordance with the following schedule: 1/12 of the shares vested on the date of grant, and 1/12 of the shares will vest on the first day of each calendar quarter thereafter beginning on April 1, 2011, with the option being 100% vested on October 1, 2013, subject to continuing service as a director or employee of the Company through each such date.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, as of December 31, 2010, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our CEO and CFO have concluded that our Disclosure Controls were effective at the reasonable assurance level as of December 31, 2010.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate over time.

Management, including our CEO and our CFO, assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on its assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.         Other Information.

Not applicable.

PART III

 Item 10.        Directors, Executive Officers and Corporate Governance.

The following table sets forth information regarding the members of our board of directors and our executive officers. All directors hold office for one-year terms until the election and qualification of their successors. Officers are appointed by our board of directors and serve at their discretion.

Name	Age	Position
Tai-ming Ou	56	Chief Executive Officer and Chairman of the Board
William Chen	25	Chief Financial Officer
Ri-wen Xue	46	Chief Operating Officer
Yu Lin	46	Director
Qin Yang	51	Director

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

William Chen, Chief Financial Officer.  Mr. Chen joined us in December 2009 as our vice president of investor relations and was appointed our Chief Financial Officer in February 2010. Prior to joining us, Mr. Chen worked as a financial analyst at Wealth Transition Planning LLC, a comprehensive financial services firm, from April 2009 through September 2009. Mr. Chen served as a director assistant at EKN Financial Service from January 2009 through April 2009. His earlier work experiences were as an accounting intern at Colgate Palmolive Company from January 2006 through August 2006 and as a marketing and business development intern at Duane Reade Corporation from September 2004 through April 2005. Mr. Chen holds a Bachelors degree in Finance and Investment from Baruch College and is working towards an MBA degree.

Ri-wen Xue, Chief Operating Officer. Mr. Xue joined us in early 2000 as Executive Secretary to the General Manager. In this capacity, Mr. Xue was in charge of assisting the General Manager in dealing with daily affairs, planning and implementing our business management system, adjusting our organizational chart, establishing employee job descriptions and functional department duties. In October 2002, Mr. Xue was promoted to Production Manager and became responsible for improving production processes and technology. In December 2003, Mr. Xue was promoted to the positions of Vice President - Production and Engineering, and Chairperson of the Board of Supervisors, where he was in charge of planning and carrying out new project development, streamlining production and engineering processes, and undertaking research and development, technology applications and improvements. In October 2006, Mr. Xue became our Chief Operating Officer and a Director. Mr. Xue resigned as a director on January 7, 2011, to allow the Company to establish an independent board.  Prior to joining us, Mr. Xue was a Pipelining Operator, Quality Control, and Local Assistant Manager at the Chip Copperize Corporation in Japan from April 1995 to April 1999. Mr. Xue is a certified senior economist and a certified senior engineer in the People’s Republic of China. Mr. Xue graduated from Fujian Finance College in 1985 with a Bachelor’s degree in finance.

Yu Lin, Direcor.  Mr. Lin was appointed as one of our directors on January 7, 2011.  Mr. Lin is a senior engineer and the Head of the Science and Technology Institute for Chemical Industry of Fujian Province. He joined the institute in 1985 after he graduated from the Fuzhou University, with a major in Chemicals. Mr. Yu has participated in a number of award-winning research projects in the chemicals field. Mr. Lin’s scientific background and training provide valuable insights to the board.

Qin Yang, Director. Ms. Yang is one of our co-founders and has been a director since inception in 1995. Since 1995, Ms. Yang has been in charge of our raw material purchase department.  Ms. Yang had previously founded the Fuqing Welfare Garment Factory in 1984 and served as its Chief Designer and director.  Ms. Yang’s long tenure with us, her entrepreneurial experience and her leadership and management skills provide valuable insights to the board. Ms. Yang graduated from Fujian Industrial Arts School in the Fujian province of the People’s Republic of China. Mr. Ou and Ms. Yang and are husband and wife.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2010, each of our directors, officers and ten percent stockholders complied with all Section 16(a) filing requirements applicable to our directors, officers and ten percent stockholders.

Board Committees

Audit Committee. We established an audit committee of the board of directors on January 4, 2011.  The audit committee consists of Mr. Lin, whom our board has determined qualifies as an independent director under Section 803A(2) of the NYSE Amex Rules and Rule 10A-3 under the Exchange Act.  The audit committee does not currently have a member who qualifies as a financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, but the board anticipates appointing such a director to the board and the committee in the near future. The function of the audit committee is to oversee our accounting and financial reporting and the audits of our financial statements.  The audit committee assists the board in monitoring the integrity of the financial statements, the qualifications, independence and appointment of the independent registered public accounting firm, the performance of our internal audit function and independent auditors, our systems of internal control and our compliance with legal and regulatory requirements.

Compensation Committee. We established a compensation committee of the board of directors on January 4, 2011.  The compensation committee consists of Mr. Lin, whom our board has determined qualifies as an independent director under Section 803A(2) of the NYSE Amex Rules, as an “outside director” for purposes of Section 162(m) of the Internal Revenue Code and as a “non-employee director” for purposes of Section 16b-3 under the Exchange Act.  The function of the compensation committee is to assist the board in the discharge of its fiduciary responsibilities relating to the determination and execution of our compensation philosophy as it pertains to the fair and competitive compensation of our executive officers, provide overall guidance with respect to the establishment, maintenance, and administration of our compensation programs, including stock and benefit plans, and oversee and advise the board on the adoption of policies that govern our compensation programs.

Nominating and Corporate Governance Committee.  We established a nominating and corporate governance committee of the board of directors on January 4, 2011.  The nominating and corporate governance committee consists of Mr. Lin, whom our board has determined qualifies as an independent director under Section 803A(2) of the NYSE Amex Rules.  The function of the nominating and corporate governance committee is to identify and recommend to the board individuals qualified to be nominated for election to the board, recommend to the board the members and chairman for each board committee, if any, periodically review and assess the Code of Business Conduct and Ethics and our corporate governance guidelines and make recommendations for changes thereto to the board, review any other matters related to corporate governance, and to oversee the evaluation of the board and management.

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

 Item 11.        Executive Compensation.

Summary Compensation Table

The following table summarizes the annual and long-term compensation paid to Tai-ming Ou, our Chief Executive Officer, who we refer to as the “named executive officer.” During 2010, no executive officer received annual remuneration in excess of $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary	Option Awards(1)	Total
Tai-ming Ou Chief Executive Officer (principal executive officer)	2010	$32,668	$66,607	$99,275
	2009	$31,622	$ 78,501	$110,123
_____________
(1)
The dollar amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes, in accordance with FASB ASC Topic 718, except that the amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.   Please see Note 10 to our financial statements for a discussion of assumptions made in the valuation.

Employment Agreement

On January 9, 2008, we entered into a two-year employment agreement with Tai-ming Ou, which automatically renews for additional one-year periods until either we or Mr. Ou, as the case may be, give the other written notice of our intent not to renew the agreement at least 90 days prior to the end of the then current term. Pursuant to this agreement, Mr. Ou serves as our Chief Executive Officer and receives a salary of approximately $2,854 per month.

Outstanding Equity Awards at Fiscal Year-End

The following table shows information concerning unexercised options outstanding as of December 31, 2010 for our named executive officer.

	Option Awards
Name	Number of securities underlying unexercised options (#) exercisable	Option exercise price	Option expiration date
Tai-ming Ou	65,000(1)	$2.50	January 9, 2018
	65,000(1)	$3.00	January 9, 2018
_____________
(1)	Granted pursuant to our 2008 Equity Incentive Plan. The options vest quarterly over a three year period commencing March 31, 2008.

We also granted Mr. Ou options to purchase 330,000 shares of common stock with an exercise price of $1.02 per share on February 2, 2011.  The options vest in accordance with the following schedule: 1/12 of the shares vested on the date of grant, and 1/12 of the shares will vest on the first day of each calendar quarter thereafter beginning on April 1, 2011, with the option being 100% vested on October 1, 2013, subject to Mr. Ou continuing to serve as a director or employee of the Company through each such date.  If Mr. Ou’s employment is terminated without cause or he resigns for good reason, Mr. Ou will be entitled to the continuation of benefits and the payment of his salary for 12 months.

Equity Incentive Plans

Our board of directors and stockholders adopted the 2008 Equity Incentive Plan on January 9, 2008. The purpose of the 2008 Equity Incentive Plan was to provide an incentive to attract and retain directors, officers, consultants, advisors and employees whose services are considered valuable, to encourage a sense of proprietorship and to stimulate an active interest of such persons in our development and financial success. Under the 2008 Equity Incentive Plan, we were authorized to issue up to 2,000,000 stock options, 1,000,000 of which were to have an exercise price per share equal to the greater of (i) $2.50 or (ii) 100% of the fair market value of a share of common stock on the date of grant and 1,000,000 of which were to have an exercise price per share equal to the greater of (i) $3.00 or (ii) 100% of the fair market value of a share of common stock on the date of grant. Under the 2008 Equity Incentive Plan, we were authorized to issue incentive stock options intended to qualify under Section 422 of the Internal Revenue Code of 1986, as amended, and non-qualified stock options.  All options under the plan vest quarterly over three years. The 2008 Equity Incentive Plan is administered by our board of directors.

The 2008 Equity Incentive Plan was terminated on January 4, 2011, upon our adoption of the China Clean Energy Inc. 2011 Long-Term Incentive Plan (the “2011 Equity Incentive Plan”).  The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, are all eligible to participate in the 2011 Equity Incentive Plan.  The 2011 Equity Incentive Plan allows for the granting of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance awards, dividend equivalent rights, and other awards, which may be granted singly, in combination, or in tandem to employees and outside directors of the Company, and upon such terms as determined by the board. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 2,700,000 shares.

Compensation of Directors

The following table sets forth director compensation for the year ended December 31, 2010.

Name	Fees earned or paid in cash ($)	Option awards ($)(1)	Total ($)
Qin Yang	$18,149	$10,247	$28,396
_____________
(1)
The dollar amounts in this column reflect the dollar amounts recognized for financial statement reporting purposes, in accordance with FASB ASC Topic 718, except that the amounts reported do not include any reduction in the value of the awards for the possibility of forfeiture.   Please see Note 10 to our financial statements for a discussion of assumptions made in the valuation.

Ms. Qin Yang was one of our original founders in 1995 and has been one of our directors since that time. In addition, since June 2006, Ms. Yang has been an independent contractor, and for such services received $1,465 per month or $17,579 per annum during the year ended December 31, 2009.  We granted Ms. Yang options to purchase 10,000 shares of our common stock at $2.50 per share and 10,000 shares of our common stock at $3.00 per share pursuant to our 2008 Equity Incentive Plan.  The options vest quarterly over a three year period commencing March 31, 2008.    As of December 31, 2010, options to purchase 6,667 shares of our common stock at $2.50 per share and 6,667 shares of our common stock at $3.00 were exercisable.  We granted Ms. Yang options to purchase 210,000 shares of our common stock at $1.02 per share pursuant to our 2011 Equity Incentive Plan on February 2, 2011.  The options vest in accordance with the following schedule: 1/12 of the shares vested on the date of grant, and 1/12 of the shares will vest on the first day of each calendar quarter thereafter beginning on April 1, 2011, with the option being 100% vested on October 1, 2013, subject to Ms. Yang continuing to serve as a director or employee of the Company through each such date.

Mr. Lin was appointed to our board on January 7, 2011.  Pursuant to an Offer of Board Position dated January 7, 2011, the Company has agreed to pay Mr. Lin an annual retainer of 30,000 Chinese Renminbi for his service as a director.  The Company also agreed to grant Mr. Lin an option to purchase 30,000 shares of common stock.  Such grant was made on February 2, 2011, at an exercise price of $1.02 per share.  The options vest in accordance with the following schedule: 1/12 of the shares vested on the date of grant, and 1/12 of the shares will vest on the first day of each calendar quarter thereafter beginning on April 1, 2011, with the option being 100% vested on October 1, 2013, subject to Mr. Lin continuing to serve as a director of the Company through each such date.

Mr. A. Carl Mudd was appointed on January 4, 2011, as a director of the Company. Pursuant to an Offer of Board Position of the same date, the Company agreed, among other things, to grant Mr. Mudd an option to purchase 150,000 shares of the Company’s common stock, 12,500 of which vested immediately. On March 9, 2011, Mr. Mudd resigned from his position as a director of the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock as of March 20, 2011 by:

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

As of March, 20, 2011, we had 31,512,269 shares outstanding.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percentage of Shares Beneficially Owned(1)
Tai-ming Ou	7,675,338(2)	24.17%
Qin Yang	7,675,338(3)	24.17%
Yu Lin	5,000	*
Nai-ming Yu	2,399,250	7.61%
All officers and directors as a group (6 persons)	10,786,048(4)	32.47%

———————
*	Less than 1%

(1)
Shares of common stock beneficially owned and the respective percentages of beneficial ownership of common stock assume the exercise of all options, warrants and other securities convertible into common stock beneficially owned by such person or entity currently exercisable or exercisable within 60 days of March 20, 2011. Shares issuable pursuant to the exercise of stock options and warrants exercisable within 60 days are deemed outstanding and held by the holder of such options or warrants for computing the percentage of outstanding common stock beneficially owned by such person, but are not deemed outstanding for computing the percentage of outstanding common stock beneficially owned by any other person.

(2)
Includes (i) 185,000 shares of common stock issuable upon the exercise of options, (ii) 3,518,900 shares of common stock held directly by Qin Yang and (iii) 55,000 shares of common stock issuable upon the exercise of options held by Qin Yang. Tai-ming Ou and Qin Yang are husband and wife.

(3)
Includes (i) 55,000 shares of common stock issuable upon the exercise of options, (ii) 3,916,438 shares of common stock held directly by Tai-ming Ou and (iii) 185,000 shares of common stock issuable upon the exercise of options held by Tai-ming Ou. Tai-ming Ou and Qin Yang are husband and wife.

(4)	Includes 1,708,333 shares of common stock issuable upon the exercise of options.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2010 with respect to our equity compensation plans under which our equity securities are authorized for issuance:
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	870,000	$2.75	-
Equity compensation plans not approved by security holders	-	-
Total	870,000	$2.75	-

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

In connection with our January 9, 2008 private placement, Tai-ming Ou, our Chief Executive Officer and Chairman, agreed to place 1,042,012 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009, these 1,042,012 shares of common stock held by Mr. Ou were disbursed, pro rata, among the private placement investors.

In connection with our January 9, 2008 private placement, Yun He, our Vice President of Sales, agreed to place 235,293 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009, these 235,293 shares of common stock held by Mr. He were disbursed, pro rata, among the private placement investors.

In connection with our January 9, 2008 private placement, Ri-wen Xue, our Chief Operating Officer and Director, agreed to place 201,680 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009, these 201,680 shares of common stock held by Mr. Xue were disbursed, pro rata, among the private placement investors.

In connection with our January 9, 2008 private placement, Gary Zhao, our former Chief Financial Officer and a former Director, agreed to place 21,015 shares of common stock held by him into an escrow account, with such shares to be released to the investors in such private placement should we fail to either (i) commence the production of biodiesel at our production facility in Jiang Yin, People’s Republic of China on or before January 1, 2009 or (ii) record at least $14,000,000 of adjusted net income for the fiscal year ending December 31, 2009. As a result of construction delays, we failed to commence the production of biodiesel at our production facility in Jian Yin on or before January 1, 2009 and on January 30, 2009, these 21,015 shares of common stock held by Mr. Zhao were disbursed, pro rata, among the private placement investors.

Mr. Ou agreed to personally guarantee Fujian Zhongde’s obligations under its April 14, 2009 RMB 10 million, or approximately $1.43 million, loan agreement with Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, at an annual interest rate of 5.84%.  In addition to Mr. Ou’s guarantee, Fujian Zhongde’s obligations under this loan agreement were secured by, among other things, the land, bank accounts and real property of Fujian Zhongde and the land of Zhongde Energy.   On February 20, 2010, Fujian Zhongde Technology Co., Ltd paid the full loan principal back to the bank.

Mr. Ou agreed to personally guarantee Fujian Zhongde Technology Co. Ltd.’s obligations under its April 14, 2009 RMB 11 million, or approximately $1.57 million revolving line of credit with Fuzhou City Commercial Bank. All advances under the revolving line of credit shall be evidenced by a promissory note with a floating interest rate based on the face value and maturity period of such note. In addition to Mr. Ou’s guarantee, Fujian Zhongde Technology Co. Ltd.’s obligations under this revolving line of credit are secured by, among other things, the land, bank accounts and real property of Fujian Zhongde Technology Co. Ltd and the land of Zhongde Energy As of December 31, 2009, Fujian Zhongde Technology Co. Ltd. had received advances of RMB 11 million, or approximately $1.57 million under the revolving line of credit.  On February 20, 2010, Fujian Zhongde Technology Co., Ltd repaid RMB 3 million, or approximately $440,100, of the loan principal.

Mr. Ou agreed to personally guarantee Fujian Zhongde Energy Co. Ltd.’s obligation under its February 24, 2010 RMB 33 million, or approximately $4.8, loan agreement with Fujian Haixia Bank, formerly Fuzhou City Commercial Bank, at an annual interest rate of 5.94%. Fujian Zhongde Energy Co. Ltd must repay RMB 5 million by February 24, 2011 and RMB 28 million by January 5, 2012. Repayment is secured by, among other things, the land of Fujian Zhongde Energy Co. Ltd and the land, and real property of Fujian Zhongde

Director Independence

The board of directors has determined that Mr. Lin satisfies the requirement for independence set out in Section 803A(2) of the NYSE Amex Rules and that each of these directors has no material relationship with us (other than being a director and/or a stockholder).  In making its independence determinations, the board of directors sought to identify and analyze all of the facts and circumstances relating to any relationship between a director, his immediate family or affiliates and our company and our affiliates and did not rely on categorical standards other than those contained in the NYSE Amex rule referenced above.

 Item 14.        Principal Accountant Fees and Services.

Fees billed for professional services provided to us by Frazer Frost, LLP for the fiscal year ended December 31, 2009 were:

2009
Audit Fees	$180,000
Audit-Related Fees	$-
Tax Fees	$-
All Other Fees	$-

Fees billed for professional services provided to us by Friedman LLP for the fiscal year ended December 31, 2010 were:

2010
Audit Fees	$80,000
Audit-Related Fees	$10,492
Tax Fees	$-
All Other Fees	$-

During the fiscal years ended December 31, 2010 and 2009, we did not have an audit committee.  In the future, our audit committee formed on January 4, 2011 will pre-approve all auditing services, internal control-related services and permitted non-audit services (including the fees and terms thereof) to be performed for us by our independent auditor, except for de minimis non-audit services that are approved by the audit committee prior to the completion of the audit.  The audit committee may form and delegate authority to subcommittees consisting of one or more members when appropriate, including the authority to grant pre-approvals of audit and permitted non-audit services, provided that decisions of such subcommittee to grant pre-approvals is presented to the full audit committee at its next scheduled meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Documents filed as part of report:

1.  Financial Statements

The following financial statements are included in Item 8 herein:

Report of Friedman LLP, Independent Registered Public Accounting Firm
Report of Frazer Frost LLP, Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations and Other Comprehensive (Loss) Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended December 31, 2010 and 2009
Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

None

3.  Exhibits

See Index to Exhibits

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA CLEAN ENERGY INC.

Date: March 30, 2011	By:	/s/ Tai-ming Ou
Tai-ming Ou,
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Tai-ming Ou	Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 30, 2011
Tai-ming Ou
/s/ William Chen	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2011
William Chen
/s/ Yu Lin	Director	March 30, 2011
Yu Lin
/s/ Qin Yang	Director	March 30, 2011
Qin Yang

Index to Exhibits

Exhibit No.	Description
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

10.1
Amended and Restated Consulting Agreement, dated January 18, 2007, between Fujian Zhongde Technology Co., Ltd. and Allstar Capital Inc. (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007).

10.2
Engagement Letter, dated September 19, 2006 between China Clean Energy Resources, Ltd. and Westminster Securities Corporation (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007).

10.3
Land Investment Agreement, dated December 25, 2006 between Fujian Zhongde Technology Co., Ltd and Fuzhou City Jiangyin Industry District Management Committee (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on January 22, 2007).

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

10.10	Form of Lock-up Letter Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).Form of Lock-up Letter Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.11+
2008 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.12+
Form of 2008 Incentive Stock Option Agreement (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.13+
Form of 2008 Non-Qualified Stock Option Agreement (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.14+
Employment Agreement, dated January 9, 2008 between China Clean Energy Inc. and Tai-ming Ou (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.15+
Employment Agreement, dated January 9, 2008, between China Clean Energy Inc. and Ri-wen Xue (incorporated by reference to Exhibit 10.10 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.16+
Employment Agreement, dated January 9, 2008, between China Clean Energy Inc. and Yun He (incorporated by reference to Exhibit 10.11 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2008).

10.17
Loan Agreement, dated April 14, 2009 between Fujian Zhongde Technology Co., Ltd. and Fuzhou City Commercial Bank Co., Ltd., Longtian Branch (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 1, 2009).

10.18
Bank Draft and Acceptance Limit Agreement, dated April 14, 2009 between Fujian Zhongde Technology Co., Ltd. and Fuzhou City Commercial Bank Co., Ltd., Longtian Branch  (incorporated by reference to Exhibit 10.14 to Post-Effective Amendment No. 1 to the Registration Statement on Form S-1 of China Clean Energy Inc. filed with the Securities and Exchange Commission on May 1, 2009).

10.19
Loan Agreement, dated February 24, 2010 between Fujian Zhongde Energy Co., Ltd. and Fujian Haixia Bank Co., Ltd. Longtian Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.20+
Offer of Board Position, dated January 4, 2011, by and between A. Carl Mudd and China Clean Energy Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2011).

10.21+
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.22+
China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.23+
Form of Incentive Stock Option Agreement for the China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.24+
Form of Nonqualified Stock Option Agreement for the China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.25+
Form of Restricted Stock Award Agreement for the China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.26+
Offer of Board Position, dated January 7, 2011, by and between Constantine Konstans and China Clean Energy Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010)

10.27+
Offer of Board Position, dated January 7, 2011, by and between Yu Lin and China Clean Energy Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010)

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

23*	Consent of Independent Registered Public Accounting Firm

31.1*	Section 302 Certification of Principal Executive Officer

31.2*	Section 302 Certification of Principal Financial Officer

32.1*	Section 906 Certification of Principal Executive Officer

32.2*	Section 906 Certification of Principal Financial Officer

 * Filed herewith.
+ Management contract or compensatory plan or arrangement.