Form 10-Q
period 2011-03-31
CHINA CLEAN ENERGY INC
filed 2011-05-23
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares of the registrant’s common stock outstanding as of May 20, 2011: 31,512,269

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	March 31,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$17,725,337	$13,648,437
Resticted cash	292,270	443,647
Accounts receivable, net of allowance for doubtful accounts of $19,818 and $29,665	3,258,064	4,080,424
Inventories	2,823,926	2,126,375
Other current assets	5,831	9,332
Tax Receivable	2,468	63,865
Advances for inventory purchases	684,474	1,031,401
Machinery and equipment held for sale	109,147	108,458
Total current assets	24,901,517	21,511,939

Plant and Equipment, net	25,309,910	25,656,929
Intangible assets, net	4,794,094	4,812,693
Deferred tax assets	104,907	104,246
TOTAL ASSETS	$55,110,428	$52,085,807

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,959,471	$1,400,188
Accrued liabilities	142,008	244,044
Customer deposits	350,060	650,017
Taxes payable	1,189,929	1,526,033
Banker acceptances	974,232	1,478,825
Bank loans payable - current portion	6,014,111	1,025,835
Total current liabilities	10,629,811	6,324,942

Warrants liability	1,767,694	2,192,352
Long-term bank loans - net of current portion	-	4,234,720

Total liabilities	12,397,505	12,752,014

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares
issued and outstanding	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269
shares issued and outstanding	31,512	31,512
Additional paid-in capital	12,898,797	12,708,060
Statutory reserves	2,424,309	2,424,309
Retained earnings	22,924,230	19,982,696
Accumulated other comprehensive income	4,434,075	4,187,216
Total shareholders' equity	42,712,923	39,333,793

Total liabilities and shareholders' equity	$55,110,428	$52,085,807

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended March 31,
	2011	2010

REVENUES	$18,978,240	$10,737,691
Less: cost of goods sold	14,633,342	9,251,495
GROSS PROFIT	4,344,898	1,486,196

OPERATING EXPENSES
Selling and marketing	178,845	54,046
General and administrative	565,194	432,280
Research and development	36,871	9,902
Total operating expenses	780,910	496,228

INCOME FROM OPERATIONS	3,563,988	989,968

OTHER INCOME (EXPENSE)
Interest income expense, net of interest income	(98,176)	(57,462)
Other income	2,051	117
Change in fair value of warrants liability	424,658	(357,357)
Total other income (expenses)	328,533	(414,702)

INCOME BEFORE PROVISION FOR INCOME TAX	3,892,521	575,266

PROVISION FOR INCOME TAX	950,986	225,094

NET INCOME	2,941,535	350,172

OTHER COMPREHENSIVE LOSS INCOME (LOSS)
Foreign currency translation adjustment	246,859	(983)

COMPREHENSIVE INCOME	$3,188,394	$349,189

BASIC AND DILUTED EARNINGS PER SHARE
Weighted average number of shares	31,512,269	31,512,269
Earnings per share	$0.093	$0.011

See accompanying notes to unaudited condensed consolidated financial statements.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,941,535	$350,172
Adjusted to reconcile net income to cash provided
by (used in) operating activities:
Depreciation	509,810	363,810
Recovery of allowance for doubtful accounts	(9,847)	(24,228)
Amortization of intangible assets	49,142	107,739
Stock-based compensation expense	190,737	106,315
Change in fair value of warrants libility	(424,658)	357,357
Deferred tax provision (benefit)	(661)	198
Changes in operating assets and liabilities
Accounts receivable	832,207	(907,277)
Inventories	(697,551)	(2,921,549)
Other assets	3,501	-
Advances for inventory purchases	346,927	(510,098)
Accounts payable	559,283	1,710,875
Accrued liabilities	(102,036)	(78,885)
Customer deposits	(299,957)	69,034
Taxes payables	(336,104)	190,440
Taxes receivable	61,397	(335,908)
Net cash provided by (used in) operating activities	3,623,725	(1,522,005)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment	-	(105,701)
Addition to intangibles	-	(42,198)
Net cash used in investing activities	-	(147,899)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	151,377	-
Proceeds from bank loans	26,880	4,827,240
Payments on bankers acceptances	(504,593)	-
Payments on bank loans	(1,015,430)	(1,910,460)
Proceeds from short-term bank loans	1,742,106	-
Net cash provided by financing activities	400,340	2,916,780

EFFECT OF EXCHANGE RATE ON CASH AND CASH EQUIVALENTS	52,835	(96,529)

INCREASE IN CASH AND CASH EQUIVALENTS	4,076,900	1,150,347
CASH AND CASH EQUIVALENTS, beginning of period	13,648,437	4,154,814
CASH AND CASH EQUIVALENTS, end of period	$17,725,337	5,305,161

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$99,548	$55,773
Income taxes	$1,030,053	$68,675

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

The unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011.

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

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into U.S. dollars at period-end exchange rates ($0.15220 and $0.15124 at March 31, 2011 and December 31, 2010, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into U.S. dollars at average exchange rates for the periods ($0.15218 and $0.14794 for the three months ended March 31, 2011 and 2010, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

As of March 31, 2011 and December 31, 2010, translation adjustments resulting from this process were included in accumulated other comprehensive income in the condensed consolidated statement of shareholders’ equity and amounted to $4,434,075 and $4,187,216, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived assets to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the fair value of the asset. In December 31, 2010, the company recorded an impairment loss related to its machinery and equipment of $258,861, using level three inputs based on estimated salvage values. There is no impairment at March 31, 2011.

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

Transportation and unloading charges and product inspection charges are included in selling expenses totaled $159,721 and $44,693 for the three months ended March 31, 2011 and 2010, respectively.

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

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of taxable income. Deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probable that taxable income will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled. Deferred tax is charged or credited in the income statement, except when it is related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they relate to income taxes levied by the same taxation authority and the Company intends to settle its current tax assets and liabilities on a net basis.

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

NOTE 3 – INVENTORIES

Inventories consist of the following:

	March 31, 2011	December 31, 2010

Raw materials	$1,515,067	$1,011,112
Work in process and packaging materials	52,001	28,448
Finished goods	1,256,858	1,086,815
Total	$2,823,926	$2,126,375

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	March 31, 2011	December 31, 2010

Buildings	$14,161,537	$14,161,537
Equipment and machinery	17,376,990	17,376,990
Office equipment and vehicles	187,924	187,924
Total	31,726,451	31,726,451
Impairment of long-lived assets	(266,315)	(258,861)
Less accumulated depreciation	(6,150,226)	(5,810,661)
Plant and equipment, net	$25,309,910	$25,656,929

Depreciation expense was $509,810 and $363,810 for the three months ended March 31, 2011 and 2010, respectively.

Machinery and equipment held for sale

The Company announced in the third quarter of fiscal year 2010 its plan to consolidate its Fujian Zhongde facility to its new Fujian Zhongde Energy facility. As a result, machinery and equipment in the amount of $109,147 is listed as held for sale at March 31, 2011 and depreciation ceased.  The consolidation was completed during the year 2010.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	March 31, 2011	December 31, 2010

Land use rights	$5,198,601	$5,165,811
Patents and licenses	913,200	1,240,168
Total	6,111,801	6,405,979
Less accumulated amortization	(1,317,707)	(1,593,286)
Total intangible assets, net	$4,794,094	$4,812,693

Amortization expense for the three months ended March 31, 2011 and 2010 amounted to $49,142 and $107,739, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are as follows:

Twelve months ending March 31,	Estimated Amortization Expense
2012	$196,568
2013	196,568
2014	196,568
2015	196,568
2016	196,568

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – BANKER ACCEPTANCES

Bankers acceptances have no interest if paid on or before their due dates. The Company can borrow against bankers acceptances up to 15,000,000 RMB (approximately $2,290,000).

NOTE 7 – BANK LOANS PAYABLE

Bank loans payable includes a loan with annual interest at 5.94% payable monthly through January 2012, secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde. One installment payment is scheduled: 28,000,000 RMB (approximately $4,261,600) is due January 2012. The Company’s Chief Executive Officer has provided a personal guarantee for this obligation.

On January 7, 2011, the Company entered into a trade financing arrangement that expires on December 15, 2011 with another bank pursuant to which the Company can borrow up to RMB 33,400,000 (approximately $5 million) with annual interest rate at the bank’s adjustable rate. The trade financing arrangement consists of the following sublimit:

• Loans payable (packing loans)	RMB 15,000,000
• Letters of credit	RMB 28,000,000
• Export negotiation	RMB 28,000,000
• Negotiation under guarantee	RMB 28,000,000
• Bankers acceptance	RMB 28,000,000
• Bankers acceptance payable	RMB 28,000,000

During the three months ended March 31, 2011, the Company borrowed $1,752,511 (approximately RMB 11,514,000) from the bank.

Total interest expense on the bank loans for the three months ended March 31, 2011 and 2010 was approximately $100,000 and $20,000, respectively.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans.  The total provisions made for such employee benefits were $8,849 and $4,180 for the three months ended March 31, 2011 and 2010, respectively.

NOTE 9 – WARRANTS

The Company adopted the provisions of ASC Topic 815-40 regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in shareholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  As a result of adoption, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because these warrants are denominated in U.S. dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed.” All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expire.

Warrants liability measured at fair value on a recurring basis is summarized as follows:

	Carrying Value as of March 31, 2011	Fair Value Measurements at March 31, 2011
		Level 1	Level 2	Level 3
Warrants liability	$1,767,694			$1,767,694

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010
		Level 1	Level 2	Level 3
Warrants liability	$2,192,352			$2,192,352

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010

Beginning balance	$2,192,352	$1,259,774
Total gains or losses:
Included in earnings	(424,658)	932,578
Ending balance	$1,767,694	$2,192,352

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	March 31,	January 1,
	2011	2010

Annual dividend yield	—	—
Expected life (years)	1.75	4.00
Risk-free interest rate	0.80%	1.55%
Expected volatility	94%	99%

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

There was no warrants activity for the three months ended March 31, 2011 and 2010.

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

For the three months ended March 31, 2011 and 2010, stock-based compensation expense related to these options was $190,737 and $106,315, respectively.

Following is a summary of the status of options outstanding and exercisable at March 31, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	435,000	6.75 years	$2.50	347,500	6.75 years
$3.00	435,000	6.75 years	$3.00	347,500	6.75 years
Total	870,000			695,000

On January 4, 2011, the Board adopted the China Clean Energy Inc. 2011 Long-Term Incentive Plan (the “2011 Plan”) and the forms of award agreements for nonqualified stock option awards, incentive stock option awards and restricted stock awards to be granted under the Plan.  The Company’s outside directors and employees, including the Company’s principal executive officer, principal financial officer and other named executive officers, are all eligible to participate. Subject to certain adjustments, the maximum number of shares of the Company’s common stock that may be delivered pursuant to awards under the 2011 Plan is 2,700,000 shares. All stock options granted under the 2011 Plan must have an exercise price equal to the fair market value of the common stock on the date of grant.

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of January 1, 2011	-	$-
Granted	2,490,000	$1.02
Forfeited	(257,500)	$1.02
Exercised	-	-
Outstanding as of March 31, 2011	2,232,500	$1.02

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of the status of options outstanding and exercisable at March 31, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$1.02	2,232,500	9.75 years	$1.02	335,000	9.75 years
Total	2,232,500			335,000

NOTE 11 - EARNINGS PER SHARE

For the three months ended March 31, 2011 and 2010, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $1.02, $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock.

NOTE 12 – TAXES

Income Taxes

Income tax provision consists of:

	Three months ended March 31,
	2011	2010
Current:
PRC	$950,986	$224,896
United States	-	-
Total current	$950,986	$224,896
Deferred		198
Total	$950,986	$225,094

Fujian Zhongde is a wholly-owned foreign enterprise (“WOFE”). The PRC income tax laws provide that certain WOFEs may be exempt from income taxes for two years, commencing with their first profitable year of operations, after taking into account any losses brought forward from prior years, and thereafter 50% exempt for the next three years.

On March 31, 2007, the PRC tax authorities approved a 12.5% income tax rate for 2008, 2009 and 2010 for Fujian Zhongde.

Deferred Income Taxes

Since Zhongde Energy had an operating loss of approximately $417,000 for the year ended December 31, 2009, the loss can be carried forward to offset income through 2014.  The Company recorded deferred tax assets of $104,907 and $104,246 as of March 31, 2011 and December 31, 2010, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Zhongde Energy, is expected to generate profits, and (ii) the current operating loss of Zhongde Energy can be carried forward through 2014 to offset future operating income under PRC tax regulations.  An adjustment of approximately $8,000 to deferred income tax assets was not made to reflect a deferred income tax expense due to immateriality.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company has cumulative undistributed earnings of foreign subsidiaries of $19,749,949 and $16,910,509 as of March 31, 2011 and December 31, 2010, respectively, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases amounted to $1,856,317 and $1,633,903 for the three months ended March 31, 2011 and $823,438 and $1,321,236 for the three months ended March 31, 2010, respectively. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent. Because the Company’s VAT taxes paid on purchases were greater than sales during the period, the Company has prepaid tax that can be used to offset future VAT due on sales.

NOTE 13 – CONCENTRATIONS

Net sales and gross profit percentages (“GP%”) consist of:

	March 31, 2011		March 31, 2010
	Sales	GP%	Sales	GP%

Domestic Sales	$15,421,898	24%	$8,198,163	14%
International Sales	$3,556,342	21%	$2,539,528	15%
Total Sales	$18,978,240	23%	$10,737,691	14%

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC and an account in the U.S. Total cash deposited with banks within the PRC, as of March 31, 2011 amounted to $17,725,337, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

There was one major customer that accounted for 12.41% of the total accounts receivable as of March 31, 2011.  There were no customers that accounted for 10% of net sales for the three months ended March 31, 2010.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of March 31, 2011, the Company has estimated possible severance payments of approximately $98,000, which has not been reflected in its condensed consolidated financial statements because it is not more likely than not that this will be paid or incurred.

NOTE 15 – SUBSEQUENT EVENT

On May 12, 2011, the Company entered into a security repurchase plan agreement with an investment banker to repurchase up to $1,000,000 of its common stock for a period of one year, subject to certain conditions as defined in the agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

As used in this Quarterly Report on Form 10-Q, unless otherwise indicated, the terms “we,” “us,” “our,” “CCE” and “the Company” refer to China Clean Energy Inc.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying unaudited condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2011.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulations. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates,” and similar expressions, as well as statements in future tense, identify forward-looking statements. These uncertainties include factors that affect all businesses as well as matters specific to us, including, but not limited to, the effectiveness, profitability and marketability of our products, the future trading of our common stock, our ability to capitalize on our expanded production capacity, the period of time for which our current liquidity will enable us to fund our operations, our ability to protect our proprietary information, general economic and business conditions, the volatility of our operating results and financial condition resulting from changes in raw material prices, international oil prices and price controls imposed by the Chinese government, our ability to attract or retain qualified senior management personnel and research and development staff and independent directors, and other risks. We caution readers not to place undue reliance on any forward-looking statement that speaks only as of the date made and to recognize that forward-looking statements are predictions of future results, which may not occur as anticipated. Actual results could differ materially from those anticipated in the forward-looking statements and from historical results, due to the risks and uncertainties described under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011, as well as others that we may consider immaterial or do not anticipate at this time.

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

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

Revenues. During the quarter ended March 31, 2011, we had net sales of $18,978,240 (11% from biodiesel sales and 89% from specialty chemicals sales), compared to net sales of $10,737,691 (27% from biodiesel sales and 73% from specialty chemicals sales) during the quarter ended March 31, 2010, an increase of approximately 77%. The increase in revenue was driven by increased sales volume and increased average selling prices for our specialty chemicals products. We have shifted our focus to the specialty chemicals business, where we see strong demand and higher gross margin. For the quarter ended March 31, 2011, domestic sales and international sales were $15,421,898 and $3,556,342, respectively, compared to $8,198,163 and $2,539,528, respectively, for the quarter ended March 31, 2010, an increase of approximately 88% for the domestic sales and 40% for the international sales.  During the quarter ended March 31, 2011, we had sales volume of 9,648 tons from specialty chemicals and 2,678 tons from biodiesel, compared to sales volume of 5,825 tons from specialty chemicals and 4,391 tons from biodiesel during the quarter ended March 31, 2010. We continued to expand our sales to our existing customers and also added new customers of our specialty chemical products.  During the quarter ended March 31, 2011, the average selling price was approximately $1,740 per ton for specialty chemicals and approximately $814 per ton for biodiesel, compared to the quarter ended March 31, 2010, in which the average selling price was approximately $1,368 per ton for specialty chemicals and approximately $681 per ton for biodiesel. The increase in average selling price for biodiesel was driven by an increase in the petroleum diesel wholesale price. The increase in average selling price for specialty chemicals was driven by increased demand and better product mix.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $14,633,342 for the quarter ended March 31, 2011 compared to costs of goods sold of $9,251,495 for the quarter ended March 31, 2010. The increase in cost of goods sold was primarily driven by the increase in revenue. For the quarter ended March 31, 2011, feedstock used for production of biodiesel and specialty chemicals averaged approximately $707 per ton and $1,303 per ton, respectively, compared to approximately $625 per ton and $1,140 for the quarter ended March 31, 2010, respectively.

We had a gross profit of $4,344,898 for the quarter ended March 31, 2011, compared to a gross profit of $1,486,196 for the quarter ended March 31, 2010, representing an increase of approximately 192%. This increase was primarily due to the increase in sales. Gross margins for the quarters ended March 31, 2011 and 2010 were 22.9% and 13.8%, respectively. This increase in gross margin was primarily driven by the increase of specialty chemicals products in our sales mix, which have a higher sales price in comparison to their production cost. Gross margins of specialty chemicals increased to 24.9% for the quarter ended March 31, 2011, compared to 16.7% for the quarter ended March 31, 2010.  This increase was primarily due to higher demand for and an increase in our sales mix of high end specialty chemicals products, which have a higher sales price in comparison to their production cost. Gross margins for biodiesel increased to 12.2% for the quarter ended March 31, 2011, compared to 7.3% for the quarter ended March 31, 2010. This increase in gross margin was primarily due to the increase in selling price of biodiesel.

Selling Expenses and Marketing. Selling and marketing expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries, totaled $178,845 for the quarter ended March 31, 2011, as compared to $54,046 for the quarter ended March 31, 2010, an increase of approximately 231%. This increase was due to higher sales volume and domestic shipping fees and commissions.

General and Administrative and Other Operating Expenses. General and administrative and other operating expenses totaled $565,194 for the quarter ended March 31, 2011, as compared to $432,280 for the quarter ended March 31, 2010, an increase of approximately 31%. This increase was primarily attributable to additional expenses related to professional services and non-cash charges for employee stock-based compensation.

Net Income. We recorded net income of $2,941,535, or $0.09 per basic and diluted share, for the quarter ended March 31, 2011, which included non-cash income of $424,658 due to the change in fair value measurement of the warrants issued in connection with our 2008 private placement. We recorded net income of $350,172, or $0.01 per basic and diluted share, for the quarter ended March 31, 2010.  The increase in net income was attributable mainly to the increase in sales volume and the increase in the average selling price and gross margin of both specialty chemicals and biodiesel.

We have reviewed our non-GAAP adjusted net earnings to help us measure the performance of our business.  The non-GAAP adjusted net earnings exclude both non-recurring items and non-cash charges related to our warrants. We believe that these non-GAAP adjusted financial measures are helpful to both management and investors because the non-GAAP measures provide a consistent basis to understand our financial performance as compared to historical periods without variation of non-recurring items and non-operating related charges. In addition, providing these measures to investors allows them to evaluate our performance using the same methodology and information that is used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded. However, we believe we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income (loss).

	Three months ended March 31,
	2011	2010

Net income	$2,941,562	$350,172
Add back:
Change in fair value of warrants liability	$(424,658)	$357,357
Stock-based compensation	$190,737	$106,315
Adjusted net income	$2,707,641	$813,844

Diluted earnings per share	$0.09	$0.01
Add back:
Change in fair value of warrant	$(0.01)	$0.01
Stock-based compensation	$0.01	$0.00
Adjusted earnings per share	$0.09	$0.03

The adjusted non-GAAP net income of $2,707,614 and the adjusted non-GAAP earnings per share of $0.09 per share for the quarter ended March 31, 2011 in the table above excludes a $424,685 non-cash income due to change in the fair value of warrants and a $190,737 stock-based compensation expense. Our adjusted non-GAAP net income for the quarter ended March 31, 2010 was $813,844, or 0.03 per share.

Liquidity and Capital Resources

General.   As of March 31, 2011 and December 31, 2010, we had cash and cash equivalents of $17,725,337 and $13,648,437, respectively. The increase in cash and cash equivalents was primarily attributable to the $2,941,535 net income from operating activities and $832,207 of proceeds we received from accounts receivable, partly offset by payments of $697,551 for inventory purchases during the quarter ended March 31, 2011.

Net cash provided by operating activities totaled $3,623,725 for the quarter ended March 31, 2011, compared to net cash used in operating activities of $1,522,005 for the quarter ended March 31, 2010. This increase was primarily due to $2,941,535 from net income and $832,207 collections from accounts receivable during the quarter ended March 31, 2011. In addition, purchases of inventory totaled $697,551 for the quarter ended March 31, 2011, compared to $2,921,549 for the quarter ended March 31, 2010. In addition, net cash provided by accounts receivable totaled $832,207 during the quarter ended March 31, 2011, compared to net cash used in accounts receivable of $907,277 for the quarter ended March 31, 2010. This increase was primarily due to payments collected from customers on or before the due dates.

No net cash was used in investing activities during the quarter ended March 31, 2011.  Net cash used in investing activities of $147,899 during the quarter ended March 31, 2010 was related to the construction expense of our Jiangyin plant.

Net cash provided by financing activities totaled $400,340 during the quarter ended March 31, 2011 and was due primarily to net proceeds from our bank loan of $1,742,106 for working capital uses, partially offset by $1,015,430, payment on bank loans and $504,593 payment on bankers acceptances.  Net cash provided by financing activities totaled $2,916,780 for the quarter ended March 31, 2010, primarily due to net proceeds from our bank loan of $4,827,240. The decrease is primarily due to an adequate amount of working capital during the quarter ended March 31, 2011.

Accounts Receivable, and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Currently, the maximum amount of credit that may be extended to an existing customer is RMB 5 million, or approximately $750,000. Our standard collection term is three months.  Management reviews our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer likely

Loan Agreements.  In February 2010, we secured bank financing from Fujian Haixia Bank, formerly Fuzhou City Commercial Bank.  Pursuant to the loan agreement, Zhongde Energy borrowed RMB 33 million, or approximately $4.8 million, at an annual interest rate of 5.94% (the “Base Rate”). The proceeds from the loan are required to be used for working capital. Zhongde Energy must repay RMB 28 million, or approximately $4,261,600, by January 5, 2012. The loan is secured by, among other things, the real property of Zhongde Energy and the bank accounts and real property of Fujian Zhongde. Mr. Tai-Ming Ou, our chief executive officer, has personally guaranteed Zhongde Energy’s obligation under the loan agreement. Zhongde Energy will be subject to a penalty interest rate that is 30% greater than the Base Rate in the event it does not timely repay the loan and 80% greater than the Base Rate in the event that it does not use the proceeds from the loan as specified in the loan agreement. There are no additional financial covenants pursuant the loan agreement.

On January 7, 2011, we entered into a trade financing agreement with China Construction Bank.  Pursuant to the financing agreement, Zhongde Energy can borrow up to RMB 33.4 million, or approximately $5.0 million, with annual interest at the bank’s aggregate adjustable rate.  The financing agreement provides for letters of credit, bankers acceptance and other trade-related guarantees and advances, each of which may not exceed RMB 28 million, and a “packing loan” covering borrowings arising from the foregoing, which may not exceed RMB 15 million.  No guarantee or collateral is required under the financing agreement.  The financing agreement also does not provide for an increase in interest or payment acceleration upon an event of default, but such penalties could be assessed. There are no financial covenants pursuant the financing agreement.  As of March 31, 2011, the Company had borrowed $1,752,511 with annual interest at the bank’s aggregate adjustable rate payable through June 30, 2011.

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

Obligations under Material Contracts.  We had no material commitments as of March 31, 2011 other than the loan agreement described above.

Critical Accounting Policies and Estimates

The discussion and analysis of our critical accounting policies and estimates presented in this section is based on the unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, fair value of warrants and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or set of conditions.

In response to the Securities and Exchange Commission’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure about Critical Accounting Policy,” we identified the most critical accounting principles upon which our financial status depends. There have been no changes to the critical accounting policies disclosed in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

The unaudited condensed consolidated financial statements of the Company are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation.

Item 4.  Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of March 31, 2011, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of March 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on March 30, 2011.

Item 5.  Other Information

On January 7, 2011, we entered into a trade financing agreement with China Construction Bank.  Pursuant to the financing agreement, Zhongde Energy can borrow up to RMB 33.4 million, or approximately $5.0 million, with annual interest at the bank’s aggregate adjustable rate.  The financing agreement provides for letters of credit, bankers acceptance and other trade-related guarantees and advances, each of which may not exceed RMB 28 million, and a “packing loan” covering borrowings arising from the foregoing, which may not exceed RMB 15 million.  No guarantee or collateral is required under the financing agreement.  The financing agreement also does not provide for an increase in interest or payment acceleration upon an event of default, but such penalties could be assessed. There are no financial covenants pursuant the financing agreement.  As of March 31, 2011, the Company had borrowed $1,752,511 with annual interest at the bank’s aggregate adjustable rate payable through June 30, 2011.

Item 6.  Exhibits

(a)	Exhibits See Index to Exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHINA CLEAN ENERGY INC.

Date: May 23, 2011	/s/ Tai-ming Ou
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

10.1+
Offer of Board Position, dated January 4, 2011, by and between A. Carl Mudd and China Clean Energy Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on January 10, 2011).

10.2+
Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.3+
China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.4+
Form of Incentive Stock Option Agreement for the China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.5+
Form of Nonqualified Stock Option Agreement for the China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.6+
Form of Restricted Stock Award Agreement for the China Clean Energy Inc. 2011 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.7+
Offer of Board Position, dated January 7, 2011, by and between Constantine Konstans and China Clean Energy Inc. (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.8+
Offer of Board Position, dated January 7, 2011, by and between Yu Lin and China Clean Energy Inc. (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K of China Clean Energy Inc. filed with the Securities and Exchange Commission on March 12, 2010).

10.9*	Contract for Trade Financing Quota, dated January 6, 2011, between Fujian Zhongde Energy Co., Ltd. and China Construction Bank, Fuqing Sub-branch.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________
*	Filed herewith.
+	Management contract or compensatory plan or arrangement.