Form 10-Q
period 2011-06-30
CHINA CLEAN ENERGY INC
filed 2011-08-09
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of August 5, 2011: 31,512,269

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	June 30,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$22,306,776	$13,648,437
Resticted cash	-	443,647
Accounts receivable, net of allowance for doubtful accounts of $0and $29,665	3,234,740	4,080,424
Other current assets	52,330	9,332
Tax Receivable	11,465	63,865
Inventories, net	2,593,738	2,126,375
Advances for inventory purchases	945,093	1,031,401
Machinery and equipment held for sale	110,904	108,458
Total current assets	29,255,046	21,511,939

Plant and Equipment, net	25,268,080	25,656,929
Deferred tax assets	106,596	104,246
Intangible assets, net	4,821,327	4,812,693
TOTAL ASSETS	$59,451,049	$52,085,807

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$2,543,946	$1,400,188
Bank loan payable - current portion	7,306,496	1,025,835
Accrued liabilities	217,362	244,044
Customer deposits	470,491	650,017
Taxes payable	1,141,593	1,526,033
Banker acceptances	-	1,478,825
Total current liabilities	11,679,888	6,324,942

Warrant liabilities	530,883	2,192,352
Long-term bank loans - net of current portion	-	4,234,720

Total liabilities	12,210,771	12,752,014

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269 shares issued and outstanding	31,512	31,512
Additional paid-in capital	13,078,201	12,708,060
Statutory reserves	2,424,309	2,424,309
Retained earnings	26,572,864	19,982,696
Accumulated other comprehensive income	5,133,392	4,187,216
Total equity	47,240,278	39,333,793

Total liabilities and equity	$59,451,049	$52,085,807

See accompanying notes to condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended June 30		Six months ended June 30,
	2011	2010	2011	2010

REVENUES	$19,253,482	$14,140,437	$38,231,722	$24,878,128
Less: cost of goods sold	15,167,861	11,400,938	29,801,203	20,652,433
GROSS PROFIT	4,085,621	2,739,499	8,430,519	4,225,695

OPERATING EXPENSES
Selling and marketing	150,052	117,435	328,897	171,481
General and administrative	494,882	442,169	1,060,076	874,449
Research and development	38,390	34,476	75,261	44,378
Total operating expenses	683,324	594,080	1,464,234	1,090,308

INCOME FROM OPERATIONS	3,402,297	2,145,419	6,966,285	3,135,387

OTHER INCOME (EXPENSE)
Interest income (expense), net	(128,244)	(110,536)	(226,420)	(167,998)
Other income	5	14,524	2,056	14,641
Change in fair value of warrant liabilities	1,236,811	363,110	1,661,469	5,753
Total other income (expenses)	1,108,572	267,098	1,437,105	(147,604)

INCOME BEFORE PROVISION FOR INCOME TAXES	4,510,869	2,412,517	8,403,390	2,987,783

PROVISION FOR INCOME TAXES	862,236	462,927	1,813,222	688,021

NET INCOME	3,648,633	1,949,590	6,590,168	2,299,762

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	699,317	29,400	946,176	28,417

COMPREHENSIVE INCOME	$4,347,950	$1,978,990	$7,536,344	$2,328,179

BASIC AND DILUTED EARNINGS PER SHARE
Weighted average number of shares	31,512,269	31,512,269	31,512,269	31,512,269
Earnings per share	$0.116	$0.063	$0.209	$0.074

See accompanying notes to condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the six months ended
	June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,590,168	$2,299,762
Adjusted to reconcile net income to cash provided by operating activities:
Depreciation	1,036,030	869,485
Provision for (Recovery of) doubtful accounts	(29,665)	109
Amortization of intangible assets	99,878	135,019
Stock-based compensation expense	370,141	212,630
Change in fair value of warrants libility	(1,661,469)	(5,753)
Deferred tax benefit	(2,350)	(81)
Changes in operating assets and liabilities
Accounts receivable	875,349	(1,787,268)
Inventories	(467,363)	(2,830,161)
Other assets	(42,998)
Advances for inventory purchases	86,308	42,973
Accounts payable	1,143,758	1,497,053
Accrued liabilities	(26,682)	(12,913)
Customer deposits	(179,526)	140,820
Taxes payables	(384,440)	488,495
Taxes receivable	52,400	(206,579)
Net cash provided by operating activities	7,459,539	843,591

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(68,696)	(266,660)
Additions to intangibles	-	(42,861)
Net cash used in investing activities	(68,696)	(309,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	443,647	(397,518)
Proceeds from bank loans	-	4,122,360
Payments on bankers acceptances	(1,478,825)	1,060,695
Payments on bank loans	(2,296,383)	(2,204,952)
Proceeds from short-term bank loans	4,342,325	-
Net cash provided by financing activities	1,010,764	2,580,585

EFFECT OF EXCHANGE RATE ON CASH	256,732	28,416

INCREASE IN CASH AND CASH EQUIVALENTS	8,658,339	3,143,071
CASH AND CASH EQUIVALENTS, beginning of period	13,648,437	4,154,814
CASH AND CASH EQUIVALENTS, end of period	$22,306,776	7,297,885

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$224,079	$148,833
Income taxes	$2,022,876	$301,749

See accompanying notes to condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – ORGANIZATION AND BUSINESS

China Clean Energy, Inc. (“CCE” or the “Company”) through its wholly-owned subsidiaries, China Clean Energy Resources Limited (“CCER”), Fujian Zhongde Technology Co., Ltd. (“Fujian Zhongde”), and Fujian Zhongde Energy Co., Ltd. (“Zhongde Energy”), synthesizes and distributes renewable fuel products and specialty chemicals to customers in both the People’s Republic of China (“PRC” or “China”) and abroad.

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

In the opinion of management, the unaudited interim condensed consolidated financial statements furnished herein include all adjustments, all of which are of a normal recurring nature, necessary for a fair statement of the results for the interim period presented. Interim results are not necessarily indicative of the results that may be expected for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 30, 2011.

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

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into U.S. dollars at period-end exchange rates ($0.15465 and $0.15124 at June 30, 2011 and December 31, 2010, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into U.S. dollars at weighted average exchange rates for the periods ($0.15270 and $0.14673 for the six months ended June 30, 2011 and 2010, respectively). Resulting translation adjustments are recognized in the condensed consolidated statements of income and comprehensive income. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

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

Intangible assets consist of land use rights and patents. All land in China is owned by the government, however, the government grants “land use rights.” The Company, through its 100% owned subsidiaries, owns three land use rights with usable lives ranging from 42 to 50 years which will expire in various years ranging from 2048 to 2058. The Company amortizes the cost of land use right over the respective contract periods.

Patents, which have a legal life of 10 years in PRC, are being amortized over 10 years as management believes that ten years is the useful lives of the patents currently owned by the Company.

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

Assets held for sale may not be sold within the expected one year period due to events or circumstances beyond the Company’s control. Evaluating the recoverability of the assets of a business classified as held for sale follows a defined order in which property and intangible assets subject to amortization are considered only after the recoverability of goodwill and other assets are assessed. After the valuation process is completed, the assets held for sale are reported at the lower of the carrying value or fair value less cost to sell and the assets are no longer depreciated or amortized. The assets and any related liabilities are aggregated and reported on separate lines of the balance sheet.

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

Transportation and unloading charges and product inspection charges are included in selling expenses totaled $295,135 and $142,857 for the six months ended June 30, 2011 and 2010, respectively, and $135,414 and $98,164 for the three months ended June 30, 2011 and 2010, respectively.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees and in exchange for the receipt of goods or services from other than employees in accordance with GAAP. Costs are measured at the estimated fair  value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably determinable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services. Equity instruments issued to consultants are measured at their fair value and recognized over the term of the consulting agreements, as earned.

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

U.S. income tax returns for the years prior to 2008 are no longer subject to examination by tax authorities.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Recently Issued Accounting Standards

On May 12, 2011, the Financial Accounting Standard Board (“FASB”) issued Accounting Standard Update 2011-04 (“ASU 2011-04”), Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirement in U.S. GAAP and IFRS. ASU 2011-04 completes a major project of the boards’ joint work to improve IFRS and US GAAP and to bring about their convergence. For US GAAP, ASU 2011-04 will supersede most of the guidance in Topic 820, although many of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. It also reflects the FASB’s consideration of the different characteristics of public and non-public entities for interim and annual periods beginning after December 15, 2011, and should be applied prospectively. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

On June 16, 2011, FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Comprehensive Income (Topic 220) – Presentation of Comprehensive Income. ASU 2011-05 eliminates the current option to report other comprehensive income and its components in the statement of changes in equity, and requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this accounting standard is not expected to have a material effect on the Company’s condensed consolidated financial statements.

NOTE 3 – INVENTORIES

Inventories consist of the following:

	June 30, 2011	December 31, 2010

Raw materials	$1,269,218	$1,011,112
Work in process and packaging materials	32,897	28,448
Finished goods	1,291,623	1,086,815
Total	$2,593,738	$2,126,375

NOTE 4 – PLANT AND EQUIPMENT

Plant and equipment, net consist of:

	June 30, 2011	December 31, 2010

Buildings	$14,480,836	$14,161,537
Equipment and machinery	17,773,085	17,376,990
Office equipment and vehicles	131,452	187,924
Total	32,385,373	31,726,451
Impairment of long-lived assets	(270,602)	(258,861)
Less accumulated depreciation	(6,846,691)	(5,810,661)
Plant and equipment, net	$25,268,080	$25,656,929

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Depreciation expense was $1,036,030 and $869,485 for the six months ended June 30, 2011 and 2010, respectively, and $526,220 and $505,675 for the three months ended June 30, 2011 and 2010, respectively.

Machinery and Equipment Held for Sale

The Company announced in the third quarter of fiscal year 2010 its plan to consolidate its Fujian Zhongde facility to its new Fujian Zhongde Energy facility. As a result, machinery and equipment in the amount of $110,904 is listed as held for sale at June 30, 2011 and depreciation ceased.  The consolidation was completed during the year 2011.

NOTE 5 – INTANGIBLE ASSETS

Intangible assets, net consist of:

	June 30, 2011	December 31, 2010

Land use rights	$5,282,284	$5,165,811
Patents and licenses	927,900	1,240,168
Total	6,210,184	6,405,979
Less accumulated amortization	(1,388,857)	(1,593,286)
Total intangible assets, net	$4,821,327	$4,812,693

Amortization expense for the six months ended June 30, 2011 and 2010 amounted to $99,878 and $135,019, respectively, and $50,736 and $27,280 for the three months ended June 30, 2011 and 2010, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are the following:

Twelve months ending June 30,	Estimated Amortization Expense
2012	$196,568
2013	196,568
2014	196,568
2015	196,568
2016	196,568

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – BANKER ACCEPTANCES

Bankers acceptances have no interest if paid on or before their due dates. The Company can borrow against bankers acceptances up to 15,000,000 RMB (approximately $2,300,000).

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

On January 7, 2011, the Company entered into a trade financing arrangement that expires on December 15, 2011 with another bank pursuant to which the Company can borrow up to RMB 33,400,000 (approximately $5 million) with annual interest rate at the bank’s adjustable rate. The trade financing arrangement consists of the following sublimit:

● Loans payable (packing loans)	RMB 15,000,000
● Letters of credit	RMB 28,000,000
● Export negotiation	RMB 28,000,000
● Negotiation under guarantee	RMB 28,000,000
● Bankers acceptance	RMB 28,000,000
● Bankers acceptance payable	RMB 28,000,000

During the six months ended June 30, 2011, the Company borrowed $2,976,296 (approximately RMB 19,245,000) from the bank.

Total interest expense on the bank loans for the six months ended June 30, 2011 and 2010 was approximately $224,000 and $149,000, respectively and $124,000 and $129,000 for the three months ended June 30, 2011 and 2010, respectively.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans.  The total provisions made for such employee benefits were $17,020 and $14,795 for the six months ended June 30, 2011 and 2010, respectively, and $8,171 and $10,615 for the three months ended June 30, 2011 and 2010, respectively.

NOTE 9 –WARRANTS

The Company adopted the provisions of ASC Topic 815-40 regarding whether an instrument (or embedded feature) is indexed to an entity’s own stock. This accounting standard specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument.  It provides a two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the scope exception.  As a result of adoption, 6,200,000 of issued and outstanding warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment, because these warrants are denominated in U.S. dollars and the Company’s functional currency is Renminbi and the warrants are effectively “dual-indexed.”  All changes in the fair value of these warrants are recognized currently in earnings until such time as the warrants are exercised or expire.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants liability measured at fair value on a recurring basis is summarized as follows:

	Carrying Value as of June 30, 2011	Fair Value Measurements at June 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$530,883			$530,883

	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010
		Level 1	Level 2	Level 3
Warrants liability	$2,192,352			$2,192,352

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of June 30, 2011 and December 31, 2010:

	June 30, 2011	December 31, 2010

Beginning balance, January 1,	$2,192,352	$1,259,774
Total gains or losses:
Included in earnings	(1,661,469)	932,578
Ending balance	$530,883	$2,192,352

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	June 30, 2011	December 31, 2010

Annual dividend yield	—	—
Expected life (years)	1.50	2.00
Risk-free interest rate	0.45%	1.02%
Expected volatility	97%	96%

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

There were no warrants granted, forfeited or exercised during the period presented.

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

For the six months ended June 30, 2011 and 2010, stock-based compensation expense related to these options was $370,141 and $212,630, respectively, and $179,404 and $106,315 for the three months ended June 30, 2011 and 2010, respectively, which is included in general and administrative expense.

Following is a summary of the status of options outstanding and exercisable at June 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	435,000	6.50 years	$2.50	360,000	6.50 years
$3.00	435,000	6.50 years	$3.00	360,000	6.50 years
Total	870,000			720,000

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

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of January 1, 2011	-
Granted	2,490,000	1.02
Forfeited	(257,500)	1.02
Exercised	-	-
Outstanding as of June 30, 2011	2,232,500	$1.02

Following is a summary of the status of options outstanding and exercisable at June 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$1.02	2,232,500	9.50 years	$1.02	382,500	9.50 years
Total	2,232,500			382,500

NOTE 11 - EARNINGS PER SHARE

For the six months ended June 30, 2011 and 2010, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $1.02, $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock.

NOTE 12 – TAXES

Income Taxes

Income tax provision consists of:

	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Current:
PRC	$1,813,222	$688,102	$862,236	$463,206
United States	-	-	-	-
Total current	1,813,222	688,102	862,236	463,206
Deferred	-	(81)	-	(279)
Total	$1,813,222	$688,021	$862,236	$462,927

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

Deferred Income Taxes

Since Zhongde Energy had an operating loss of approximately $417,000 for the year ended December 31, 2009, the loss can be carried forward to offset income through 2014.  The Company recorded deferred tax assets of $106,596 and $104,246 as of June 30, 2011 and December 31, 2010, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Zhongde Energy, is expected to generate profits, and (ii) the current operating loss of Zhongde Energy can be carried forward through 2014 to offset future operating income under PRC tax regulations.

The Company has cumulative undistributed earnings of foreign subsidiaries of $22,441,759 and $16,910,509 as of June 30, 2011 and December 31, 2010, respectively, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases amounted to $5,316,208 and $4,956,406, respectively, for the six months ended June 30, 2011, and $2,939,108 and $2,115,670, respectively, for the six months ended June 30, 2010. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent. Because the Company’s VAT taxes paid on purchases were greater than sales during the period, the Company has prepaid tax that can be used to offset future VAT due on sales.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 13 – CONCENTRATIONS

Net sales and gross profit percentages (“GP%”) consist of:

	June 30,		June 30,
	2011		2010
	Sales	GP%	Sales	GP%

Domestic Sales	$30,706,344	23%	$19,371,480	16%
International Sales	$7,525,378	21%	$5,506,647	19%
Total Sales	$38,231,722		$24,878,128

Net sales and gross profit percentages (“GP%”) for the three months ended June 30, 2011 and 2010 consist of:

	2011		2010
	Sales	GP%	Sales	GP%

Domestic Sales	$15,284,446	22%	$11,173,317	19%
International Sales	$3,969,036	21%	$2,967,119	23%
Total Sales	$19,253,482		$14,140,436

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC and an account in the U.S. Total cash deposited with banks within the PRC, as of June 30, 2011 amounted to $22,306,776, of which no deposits are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

There were two major customers that accounted for 22% and 11% of the total accounts receivable as of June 30, 2011.  There were no customers that accounted for 10% of net sales for the six months ended June 30, 2011.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of June 30, 2011, the Company has estimated possible severance payments of approximately $156,000, which has not been reflected in its condensed consolidated financial statements because it is not more likely than not that this will be paid or incurred.

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

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010

Revenues. During the quarter ended June 30, 2011, we had net sales of $19,253,482 (11% from biodiesel sales and 89% from specialty chemicals sales), compared to net sales of $14,140,437 (26% from biodiesel sales and 74% from specialty chemicals sales) during the quarter ended June 30, 2010, an increase of approximately 36%. The increase in revenue was driven by increased sales volume and  average selling prices for our specialty chemicals products. We have shifted our focus to the specialty chemicals business, where we see strong demand and higher gross margin. For the quarter ended June 30, 2011, domestic sales and international sales were $15,284,446 and $3,969,036, respectively, compared to $11,173,317 and $2,967,119, respectively, for the quarter ended June 30, 2010, an increase of approximately 37% for the domestic sales and 34% for the international sales.  During the quarter ended June 30, 2011, we had sales volume of 9,438 tons from specialty chemicals and 2,448 tons from biodiesel, compared to sales volume of 7,503 tons from specialty chemicals and 5,446 tons from biodiesel during the quarter ended June 30, 2010. We continued to expand our sales to our existing customers and also added new customers of our specialty chemical products.  During the quarter ended June 30, 2011, the average selling price was approximately $1,811 per ton for specialty chemicals and approximately $857 per ton for biodiesel, compared to the quarter ended June 30, 2010, in which the average selling price was approximately $1,406 per ton for specialty chemicals and approximately $682 per ton for biodiesel. The increase in average selling price for biodiesel was driven by an increase in the petroleum diesel wholesale price. The increase in average selling price for specialty chemicals was driven by increased demand and better product mix.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $15,167,861 for the quarter ended June 30, 2011 compared to costs of goods sold of $11,400,938 for the quarter ended June 30, 2010. The increase in cost of goods sold was primarily driven by the additional revenue and an increase in raw material cost. For the quarter ended June 30, 2011, feedstock used for production of biodiesel and specialty chemicals averaged approximately $816 per ton and $1,386 per ton, respectively, compared to approximately $510 per ton and $905 for the quarter ended June 30, 2010, respectively. This increase in the cost of specialty chemicals and biodiesel feedstock was primarily due to global economic recovery, which resulted in increased demand for feedstock material.

We had a gross profit of $4,085,621 for the quarter ended June 30, 2011, compared to a gross profit of $2,739,499 for the quarter ended June 30, 2010, representing an increase of approximately 49%. This was primarily due to the increase in sales. Gross margins for the quarters ended June 30, 2011 and 2010 were 21% and 19%, respectively. This increase in gross margin was primarily driven by the increase of specialty chemicals products in our sales mix, which have a higher sales price and higher gross margin. Gross margins of specialty chemicals increased to 23% for the quarter ended June 30, 2011, compared to 22% for the quarter ended June 30, 2010.  This increase was primarily due to higher demand for and an increase in our sales mix of high end specialty chemicals products, which have a higher sales price in comparison to their production cost. Gross margins for biodiesel decreased to 5% for the quarter ended June 30, 2011, compared to 12% for the quarter ended June 30, 2010. This decrease in gross margin was primarily due to the increase in raw material cost.

Selling and Marketing. Selling and marketing expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries, totaled $150,052 for the quarter ended June 30, 2011, as compared to $117,435 for the quarter ended June 30, 2010, an increase of approximately 28%. This increase was due to selling costs related to higher sales volume and domestic shipping fees and commissions.

General and Administrative. General and administrative expenses totaled $494,882 for the quarter ended June 30, 2011, as compared to $442,169 for the quarter ended June 30, 2010, an increase of approximately 12%. This increase was primarily attributable to additional expenses related to professional services and non-cash charges for employee stock-based compensation.

Net Income. We recorded net income of $3,648,633, or $0.12 per basic and diluted share, for the quarter ended June 30, 2011, which included non-cash income of $1,236,811 due to the change in fair value measurement of the warrants issued in connection with our 2008 private placement. We recorded net income of $1,949,590, or $0.06 per basic and diluted share, for the quarter ended June 30, 2010.  The increase in net income was attributable mainly to the increase in sales volume and the increase in the average selling price and gross margin of specialty chemicals.

We have reviewed our non-GAAP adjusted net earnings to help us measure the performance of our business.  The non-GAAP adjusted net earnings to exclude both non-recurring items and non-cash charges related to our warrants liability and stock-based compensation. We believe that these non-GAAP adjusted financial measures are helpful to both management and investors because the non-GAAP measures provide a consistent basis to understand our financial performance as compared to historical periods without variation of non-recurring items and non-operating related charges. In addition, providing these measures to investors allows them to evaluate our performance using the same methodology and information that is used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded. However, we believe we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income (loss).

	Three months ended June 30,
	2011	2010

Net income	$3,648,633	$1,949,590
Add back:
Change in fair value of warrants liability	$(1,236,811)	$(363,110)
Stock-based compensation	$179,404	$106,315
Adjusted net income	$2,591,226	$1,692,795

Diluted earnings per share	$0.12	$0.06
Add back:
Change in fair value of warrant	$(0.04)	$(0.01)
Stock-based compensation	$0.01	$0.00
Adjusted earnings per share	$0.08	$0.05

The adjusted non-GAAP net income of $2,591,226 and the adjusted non-GAAP earnings per share of $0.08 per share for the quarter ended June 30, 2011 in the table above excludes a $1,236,811 non-cash income due to change in the fair value of warrants and a $179,404 stock-based compensation expense. Our adjusted non-GAAP net income for the quarter ended June 30, 2010 was $1,692,795, or 0.05 per share.

Six months ended June 30, 2011 compared to the six months ended June 30, 2010

Revenues. During the six months ended June 30, 2011, we had net sales of $38,231,722 (11% from biodiesel sales and 89% from specialty chemicals sales), compared to net sales of $24,878,128 (26% from biodiesel sales and 74% from specialty chemicals sales) during the six months ended June 30, 2010, an increase of approximately 54%. The increase in revenue was driven by sales volume and average selling prices for our specialty chemicals products. For the six months ended June 30, 2011, domestic sales and international sales were $30,706,344 and $7,525,378, respectively, compared to $19,371,480 and $5,506,647, respectively, for the six months ended June 30, 2010, an increase of approximately 59% for the domestic sales and 37% for the international sales. We expanded our sales to our existing customers and added new customers in the specialty chemical products for the six months ended June 30, 2011.

Gross Profit. The cost of goods sold was $29,801,203 for the six months ended June 30, 2011, compared to cost of goods sold of $20,652,433 for the six months ended June 30, 2010. The increase in cost of goods sold was primarily driven by an increase in revenue.   For the six months ended June 30, 2011, feedstock used for production of biodiesel averaged approximately $760 per ton, compared to approximately $510 for the six months ended June 30, 2010.   For the six months ended June 30, 2011, feedstock used for production of specialty chemicals averaged approximately $1,352 per ton, compared to approximately $905 for the six months ended June 30, 2010.  This increase in the cost of specialty chemicals and biodiesel feedstock was primarily due to global economic recovery, which resulted in increased demand for feedstock material.

We had a gross profit of $8,430,519 for the six months ended June 30, 2011, compared to a gross profit of $4,225,695 for the six months ended June 30, 2010, representing gross margins of 22% and 17%, respectively. This increase in gross margins was primarily due to the increased sales of specialty chemicals products.

Selling and Marketing. Selling and marketing expenses totaled $328,897 for the six months ended June 30, 2011, compared to $171,481 for the six months ended June 30, 2010, an increase of approximately 92%. This increase was primarily due to higher selling costs related to sales volume and domestic shipping fees and commissions.

General and Administrative. General and administrative and other operating expenses totaled $1,060,076 for the six months ended June 30, 2011, compared to $874,449 for the six months ended June 30, 2010, an increase of approximately 21%. This increase was primarily attributable to additional expenses related to professional services and non-cash charges for employee stock-based compensation.

Net Income. We recorded net income of $6,590,168, or $0.21 per basic and diluted share, for the six months ended June 30, 2011, compared to net income of $2,299,762, or $0.07 per basic and diluted share, for the six months ended June 30, 2010. This increase in net income was attributable mainly to the significant increase in revenue and gross profit and non-cash income of $1,661,469 due to the change in fair value measurement of the warrants issued in connection with our 2008 private placement.

Liquidity and Capital Resources

General.   As of June 30, 2011 and December 31, 2010, we had cash and cash equivalents of $22,306,776 and $13,648,437, respectively. The increase in cash and cash equivalents was primarily attributable to the $6,590,168 net income from operating activities, $4,342,325 of proceeds we received from bank loans, $1,143,758 of additional accounts payable, and $875,349 of collections of accounts receivable, partly offset by payments of $1,478,825 on bankers acceptances and payments of $467,363 for inventory purchases during the six months ended June 30, 2011.

Net cash provided by operating activities totaled $7,459,539 for the six months ended June 30, 2011, compared to net cash provided by operating activities of $843,591 for the six months ended June 30, 2010. This increase was primarily due to $6,590,168 from net income, $1,143,758 of additional accounts payable and $875,349 collections from accounts receivable for the six months ended June 30, 2011. Payments for inventory totaled $467,363 for the six months ended June 30, 2011, compared to payments for inventory of $2,830,161 for the six months ended June 30, 2010. This decrease was primarily due to the sufficiency of our inventory during the six months ended June 30, 2011. In addition, collections of accounts receivable totaled $875,349 for the six months ended June 30, 2011, compared to an increase in accounts receivable of $1,787,268 for the six months ended June 30, 2010. This increase was primarily due to prompt payments by customers.

Net cash used in investing activities totaled $68,696 for the six months ended June 30, 2011, primarily a result of the purchase of additional equipment for the Jiangyin plant,  compared to net cash used in investing activities of $309,521 for the six months ended June 30, 2010, which was primarily related to the construction expense of our Jiangyin plant.

Net cash provided by financing activities totaled $1,010,763 for the six months ended June 30, 2011 and was due to net proceeds from our bank loan of $4,342,325 for working capital uses and net proceeds from the release of restricted cash of $443,647, partially offset by $2,296,383 in payments on bank loans and $1,478,825 in payments on bankers acceptances.  Net cash provided by financing activities totaled $2,580,585 for the six months ended June 30, 2010, primarily due to net proceeds from our bank loan of $4,122,360, partially offset by $2,204,952 in payments on bank loans. The decrease was primarily due to an adequate amount of working capital for the six months ended June 30, 2011.

Accounts Receivable, and Allowance for Doubtful Accounts. Substantial portions of our business operations are conducted in the People’s Republic of China.  During the normal course of business, we extend unsecured credit to our customers. Currently, the maximum amount of credit that may be extended to an existing customer is 5 million RMB, or approximately $750,000. Our standard collection term is three months.  Management reviews our accounts receivable based on the customers’ financial condition and their prior payment history to determine if the allowance for doubtful accounts is adequate.

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

On January 7, 2011, we entered into a trade financing agreement with China Construction Bank.  Pursuant to the financing agreement, Zhongde Energy can borrow up to RMB 33.4 million, or approximately $5.0 million, with annual interest at the bank’s aggregate adjustable rate.  The financing agreement provides for letters of credit, bankers acceptance and other trade-related guarantees and advances, each of which may not exceed RMB 28 million, and a “packing loan” covering borrowings arising from the foregoing, which may not exceed RMB 15 million.  No guarantee or collateral is required under the financing agreement.  The financing agreement also does not provide for an increase in interest or payment acceleration upon an event of default, but such penalties could be assessed.   There are no financial covenants pursuant to the financing agreement.  As of June 30, 2011, the Company had borrowed $2,976,296 with annual interest at the bank’s aggregate adjustable rate payable through June 30, 2011.

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

Our ability to obtain needed financing may be impaired by such factors as the capital markets, both generally and specifically in the biodiesel and specialty chemicals industries, the fact that we are a new enterprise without a proven operating history, the location of our production facilities in the People’s Republic of China, and the price of biodiesel, oil and specialty chemicals on the commodities market, which may impact the amount of available asset-based financing. Furthermore, if petroleum, biodiesel or specialty chemicals’ prices on the commodities markets decrease, then our revenues will likely decrease. The decrease in revenues may increase our requirements for capital. Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities, together with our revenues from operations, is not sufficient to satisfy our capital needs, even to the extent that we reduce our operations accordingly, we may be required to cease operation in one or both of our facilities and/or lay off excess employees.

Obligations under Material Contracts.  We had no material commitments as of June 30, 2011 other than the loan agreements described above.

Critical Accounting Policies and Estimates

The discussion and analysis of our critical accounting policies and estimates presented in this section is based on the unaudited condensed consolidated financial statements. Our unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”). During the preparation of the financial statements we are required to make estimates and judgments that affect the reported amount of assets, liabilities, revenues, expenses and the related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes, fair value of warrants and other contingencies. We based our estimates on historical experience and various other assumptions that we believe are reasonable under the set of current conditions. Actual results may differ from these estimates under a different set of assumptions or conditions.

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

Item 4.  Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of June 30, 2011, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of June 30, 2011, we have an insufficient number of personnel or consultants with an appropriate level of experience and knowledge of United States GAAP. This material weakness may affect management’s ability to effectively review and analyze elements of the financial statements and prepare financial statements in accordance with United States GAAP.  We intend to remediate this material weakness by hiring a consulting firm with expertise in United States GAAP to review our financial statements for the quarter ending September 30, 2011 and going forward.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHINA CLEAN ENERGY INC.

Date: August 9, 2011	/s/ Tai-ming Ou
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

_________________
*           Filed herewith.