Form 10-Q
period 2011-09-30
CHINA CLEAN ENERGY INC
filed 2011-11-14
CIK 1331444

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

The number of shares of the registrant’s common stock outstanding as of November 10, 2011: 31,512,269

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

ASSETS
	September 30,	December 31,
	2011	2010

CURRENT ASSETS
Cash and cash equivalents	$23,609,392	$13,648,437
Restricted cash	-	443,647
Accounts receivable, net of allowance for doubtful accounts of $0 and $29,665	3,015,118	4,080,424
Other current assets	2,374	9,332
Tax Receivable	-	63,865
Inventories	2,260,497	2,126,375
Advances for inventory purchases	1,504,072	1,031,401
Machinery and equipment held for sale	-	108,458
Total current assets	30,391,453	21,511,939

Plant and Equipment, net	24,962,437	25,656,929
Intangible assets, net	4,811,188	4,812,693
Deferred tax assets	107,484	104,246
TOTAL ASSETS	$60,272,562	$52,085,807

LIABILITIES AND EQUITY

CURRENT LIABILITIES
Accounts payable	$2,307,315	$1,400,188
Accrued liabilities	161,086	227,991
Customer deposits	273,951	650,017
Taxes payable	771,080	1,526,033
Banker acceptances	-	1,494,878
Bank loan payable - current portion	7,020,156	1,025,835
Total current liabilities	10,533,588	6,324,942

Warrant liabilities	440,318	2,192,352
Long-term bank loans - net of current portion	-	4,234,720

Total liabilities	10,973,906	12,752,014

COMMITMENTS AND CONTINGENCIES

EQUITY
Preferred stock, par value $0.001 per share, authorized 10,000,000 shares, none
issued and outstanding	-	-
Common stock, par value $0.001 per share, authorized 90,000,000 shares, 31,512,269
shares issued and outstanding	31,512	31,512
Additional paid-in capital	13,255,339	12,708,060
Treasury stock, at cost, 64,100 and 0 shares, respectively	(47,626)	-
Statutory reserves	2,424,309	2,424,309
Retained earnings	28,135,096	19,982,696
Accumulated other comprehensive income	5,500,026	4,187,216
Total equity	49,298,656	39,333,793

Total liabilities and equity	$60,272,562	$52,085,807

See accompanying notes to unaudited condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three months ended September 30		Nine months ended September 30,
	2011	2010	2011	2010

REVENUES	$17,137,183	$15,966,951	$55,368,905	$40,845,079
Less: cost of goods sold	14,193,951	12,258,337	43,995,154	32,910,770
GROSS PROFIT	2,943,232	3,708,614	11,373,751	7,934,309

OPERATING EXPENSES
Selling and marketing	70,411	97,696	399,308	269,177
General and administrative	511,604	332,887	1,571,680	1,207,336
Research and development	37,432	35,365	112,693	79,743
Total operating expenses	619,447	465,948	2,083,681	1,556,256

INCOME FROM OPERATIONS	2,323,785	3,242,666	9,290,070	6,378,053

OTHER INCOME (EXPENSE)
Interest income, net	(139,999)	(103,386)	(366,419)	(271,384)
Impairment loss on assets held for sale	-	(257,391)	-	(257,391)
Other expense	(74,163)	(46,852)	(72,107)	(32,211)
Change in fair value of warrant liabilities	90,565	(252,231)	1,752,034	(246,478)
Total other income (expenses)	(123,597)	(659,860)	1,313,508	(807,464)
	-
INCOME BEFORE PROVISION FOR INCOME TAXES	2,200,188	2,582,806	10,603,578	5,570,589

PROVISION FOR INCOME TAXES	637,954	738,299	2,451,176	1,426,320

NET INCOME	1,562,234	1,844,507	8,152,402	4,144,269

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	366,634	495,457	1,312,810	523,874

COMPREHENSIVE INCOME	$1,928,868	$2,339,964	$9,465,212	$4,668,143

BASIC AND DILUTED EARNINGS PER SHARE
Weighted average number of shares	31,512,269	31,512,269	31,512,269	31,512,269
Earnings per share	$0.05	$0.06	$0.26	$0.13

See accompanying notes to unaudited condensed consolidated financial statements

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,152,402	$4,144,269
Adjusted to reconcile net income to cash provided
by operating activities:
Depreciation	1,545,165	1,577,712
Recovery of allowance for doubtful accounts	(30,148)	(40,108)
Amortization of intangible assets	148,897	145,445
Stock-based compensation expense	547,279	318,945
Loss of impairment on assets held for sale	-	257,391
Change in fair value of warrants libility	(1,752,034)	246,478
Deferred tax benefit	-	(33,442)
Loss on disposal of assets	73,470	-
Changes in operating assets and liabilities
Accounts receivable	1,205,135	(1,453,337)
Inventories	(67,065)	(4,124,833)
Other current assets	6,958	(1,833)
Advances for inventory purchases	(434,289)	(711,015)
Accounts payable	851,539	1,407,348
Accrued liabilities	(87,519)	(35,865)
Customer deposits	(390,573)	(16,346)
Taxes payables	(790,851)	919,358
Taxes receivable	64,904	(267,019)
Net cash provided by operating activities	9,043,270	2,333,148

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of equipment	(74,776)	(246,210)
Proceeds from disposal of assets	36,752	-
Net cash used in investing activities	(38,024)	(246,210)

CASH FLOWS FROM FINANCING ACTIVITIES
Restricted cash	450,864	(474,729)
Proceeds from bank loans	7,090,462	4,339,354
Repayments on bank loans	(5,517,268)	(2,334,200)
Proceeds from (Repayments on) bankers acceptances	(1,502,879)	1,598,278
Purchase of treasury stock	(47,626)	-
Net cash provided by financing activities	473,553	3,128,703

EFFECT OF EXCHANGE RATE ON CASH	482,156	(256,173)

INCREASE IN CASH AND CASH EQUIVALENTS	9,960,955	4,959,468
CASH AND CASH EQUIVALENTS, beginning of period	13,648,437	4,154,814
CASH AND CASH EQUIVALENTS, end of period	$23,609,392	9,114,282

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for:
Interest	$367,517	$224,620
Income taxes	$2,899,421	$787,834

See accompanying notes to unaudited condensed consolidated financial statements

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements of China Clean Energy Inc. reflect the activities of CCE and its 100% owned subsidiaries CCER, Fujian Zhongde and Zhongde Energy.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are expressed in U.S. dollars.  All significant intercompany balances and transactions have been eliminated in consolidation.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Significant estimates include the fair value of share-based compensation and warrants liability, impairment charge related to machinery and equipment deferred tax, uncertain tax liabilities and potential losses on uncollectible receivables. Management believes that the estimates utilized in preparing its condensed consolidated financial statements are reasonable and appropriate. Actual results could differ from those estimates.

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

Current assets and current liabilities are financial instruments and management believes their carrying amounts are reasonable estimates of fair values because of the short period of time between the origination of such instruments and their expected realization and, if applicable, their current interest rate is equivalent to interest rates currently available

The Company determined that the carrying value of the long term bank loans approximated their fair value using the level 2 inputs by comparing the stated loan interest rate to the rate charged by the Bank of China on similar loans (see Note 7).  The fair value of the warrants liability was determined using level 3 inputs, as further discussed in Note 10.

Foreign Currency Translation

The functional currency of CCE, CCER, Fujian Zhongde and Zhongde Energy is the Chinese Renminbi (“RMB”). The reporting currency of the Company is the U.S. dollar.

Fujian Zhongde and Zhongde Energy assets and liabilities are translated into U.S. dollars at period-end exchange rates ($0.15594 and $0.15124 at September 30, 2011 and December 31, 2010, respectively). Fujian Zhongde and Zhongde Energy revenues and expenses are translated into U.S. dollars at weighted average exchange rates for the periods ($0.15370 and $0.14673 for the nine months ended September 30, 2011 and 2010, respectively). Resulting translation adjustments are recorded as a component of accumulated other comprehensive income (loss) within shareholders’ equity. The resulting translation gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred. Items in the condensed consolidated statements of cash flows are translated at the average exchange rate for the period. As a result, amounts related to assets and liabilities reported on the condensed consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the condensed consolidated balance sheets.

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

Intangible Assets

Goodwill and certain intangible assets that have indefinite lives are not amortized but are tested for impairment at least annually. Other intangible assets are amortized over their useful lives and reviewed for impairment in accordance with the accounting standard for accounting for impairment or disposal of long-lived assets.

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

Patents, which have a legal life of 10 years in the PRC, are being amortized over 10 years as management believes that 10 years is the useful life of each of the patents currently owned by the Company.

Impairment of Long-Lived Assets

The Company reviews its long-lived tangible and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may no longer be recoverable. When these events occur, the Company measures impairment by comparing the carrying value of the long-lived asset to the estimated undiscounted future cash flows expected to result from its use and eventual disposition. If the sum of the expected discounted cash flows is less than the carrying amount of the asset, the Company would recognize an impairment loss based on the fair value of the asset. For the year ended December 31, 2010, the company recorded an impairment loss related to its machinery and equipment held for sale of approximately $258,000, using level three inputs based on estimated salvage values.

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

Transportation and unloading charges and product inspection charges are included in selling expenses totaled $52,698 and $88,317 for the three months ended September 30, 2011 and 2010, respectively, and $347,833 and $231,174 for the nine months ended September 30, 2011 and 2010, respectively.

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 – INVENTORIES

Inventories consist of the following:

	September 30, 2011	December 31, 2010

Raw materials	$1,464,085	$1,011,112
Work in process and packaging materials	33,447	28,448
Finished goods	762,965	1,086,815
Total	$2,260,497	$2,126,375

NOTE 4 – PLANT AND EQUIPMENT

For the year ended December 31, 2010, the company recorded an impairment loss related to its machinery and equipment held for sale of approximately $258,000. The assets held for sale were sold during September 2011 for $36,752.

Depreciation expense was $509,135 and $708,227 for the three months ended September 30, 2011 and 2010, respectively, and $1,545,165 and $1,577,712 for the nine months ended September 30, 2011 and 2010, respectively.

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 5 – INTANGIBLE ASSETS, NET

Intangible assets, net consist of:

	September 30, 2011	December 31, 2010

Land use rights	$5,326,346	$5,165,811
Patents and licenses	935,640	1,240,168
Total	6,261,986	6,405,979
Less accumulated amortization	(1,450,798)	(1,450,798)
Total intangible assets, net	$4,811,188	$4,812,693

Amortization expense was $51,189 and $10,426 for the three months ended September 30, 2011 and 2010, respectively, and for the nine months ended September 30, 2011 and 2010 was $148,897 and $145,445, respectively. The estimated aggregate amortization expenses for each of the five succeeding fiscal years are the following:

Twelve months ending September 30,	Estimated Amortization Expense
2012	196,568
2013	196,568
2014	196,568
2015	196,568
Thereafter	4,035,055
$4,821,327

NOTE 6 – BANKER ACCEPTANCES

Bankers acceptances have no interest if paid on or before their due dates. The Company can borrow against bankers acceptances up to approximately $2.3 million (equivalent to RMB15,000,000).

NOTE 7 – BANK LOANS PAYABLE

Bank loans payable includes a loan with annual interest at 5.94% payable monthly through January 2012, secured by the buildings and land use rights of both Zhongde Energy and Fujian Zhongde. One installment payment is scheduled: $4.37 million (equivalent to RMB 28,000,000) is due January 2012. The Company’s Chief Executive Officer has provided a personal guarantee for this obligation.

On January 7, 2011, the Company entered into a trade financing arrangement that expires on December 15, 2011 with another bank pursuant to which the Company can borrow up to $5.22 million (equivalent to RMB 33,400,000) with annual interest rate at the bank’s adjustable rate. The trade financing arrangement consists of the following sublimit:

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

· Loans payable (packing loans)	$2,339,100	(Equivalent to RMB 15 million)
· Letters of credit	$4,366,320	(Equivalent to RMB 28 million)
· Export negotiation	$4,366,320	(Equivalent to RMB 28 million)
· Negotiation under guarantee	$4,366,320	(Equivalent to RMB 28 million)
· Bankers acceptance	$4,366,320	(Equivalent to RMB 28 million)
· Bankers acceptance payable	$4,366,320	(Equivalent to RMB 28 million)

During the nine months ended September 30, 2011, the Company borrowed $7.09 million (equivalent to RMB 46,132,000) from the bank.

Total interest expense on the bank loans for the three months ended September 30, 2011 and 2010 was approximately $144,000 and $19,000, respectively, and approximately $368,000 and $225,000 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 8 – RETIREMENT AND EMPLOYMENT LIABILITIES

The full time employees of the Company are entitled to employee benefits including medical care, welfare subsidies, unemployment insurance and retirement benefits through a Chinese government mandated multi-employer defined contribution plan. The Chinese government is responsible for the medical benefits and the pension liability to be paid to these employees. The Company is required to accrue for those benefits based on certain percentages of the employees’ salaries and make contributions to the plans.  The total provisions made for such employee benefits were $7,415 and $1,794 for the three months ended September 30, 2011 and 2010, respectively, and $24,435 and $16,589 for the nine months ended September 30, 2011 and 2010, respectively.

NOTE 9 – COMMON STOCK

On May 12, 2011, Board of Directors authorized the repurchase of up to $1 million of its outstanding common shares between May 16, 2011 and May 16, 2012, subject to market and other conditions.  Under this plan, the Company can repurchase shares from time to time for cash in open market purchases in accordance with applicable federal securities laws.

For the nine month period ended September 30, 2011, the Company purchased 64,100 shares of common stock for $47,626 at the market price.

NOTE 10 –WARRANTS

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants liability measured at fair value on a recurring basis is summarized as follows:

	Carrying Value as of September 30, 2011	Fair Value Measurements at September 30, 2011
		Level 1	Level 2	Level 3
Warrants liability	$440,318			$440,318

	Carrying Value as of December 31, 2010	Fair Value Measurements at December 31, 2010
		Level 1	Level 2	Level 3
Warrants liability	$2,192,352			$2,192,352

The following is a reconciliation of the beginning and ending balances of warrants liability measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010

Beginning balance, January 1,	$2,192,352	$1,259,774

Change in fair value of warrant liabilities	(1,752,034)	932,578
Ending balance	$440,318	$2,192,352

These warrants do not trade in an active securities market, and as such, the Company estimates the fair value using the Black-Scholes Option Pricing Model using the following assumptions:

	September 30,	December 31,
	2011	2010

Annual dividend yield	—	—
Expected life (years)	1.25	2.00
Risk-free interest rate	0.25%	1.02%
Expected volatility	97%	96%

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

NOTE 11 – OPTIONS

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

For the nine months ended September 30, 2011 and 2010, stock-based compensation expense related to these options was $547,279 and $318,945, and $177,138 and $106,315 for the three months ended September 30, 2011 and 2010, respectively, which is included in general and administrative expense.

Following is a summary of the status of options outstanding and exercisable at September 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$2.50	435,000	6.25 years	$2.50	372,500	6.25 years
$3.00	435,000	6.25 years	$3.00	372,500	6.25 years
Total	870,000			745,000

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Following is a summary of stock option activity:

	Options Outstanding	Weighted Average Exercise Price
Outstanding as of January 1, 2011	-	-
Granted	2,490,000	1.02
Forfeited	(282,500)	1.02
Exercised	-	-
Outstanding as of September 30, 2011	2,207,500	$1.02

Following is a summary of the status of options outstanding and exercisable at September 30, 2011:

Outstanding Options			Exercisable Options
Exercise Price	Number	Average Remaining Contractual Life	Average Exercise Price	Number	Average Remaining Contractual Life
$1.02	2,207,500	9.25 years	$1.02	565,000	9.25 years
Total	2,207,500			565,000

NOTE 12 - EARNINGS PER SHARE

For the nine months ended September 30, 2011 and 2010, all warrants and options were excluded from the calculation of diluted earnings per share because the exercise prices of $1.02, $2.00, $2.50, and $3.00 were higher than the average trading price of the Company’s stock during the respective periods.

NOTE 13 – TAXES

Income Taxes

Income tax provision consists of:

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Current:
PRC	$637,954	$839,691	$2,451,176	$1,527,712
United States	-	-	-	-
Total current	637,954	839,691	2,451,176	1,527,712)
Deferred		(101,392)		(101,392)
Total	$637,954	$738,299	$2,451,176	$1,426,320

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

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On March 31, 2007, the PRC tax authorities approved a 12.5% income tax rate for 2009 and 2010 for Fujian Zhongde.

Deferred Income Taxes Assets

Since Zhongde Energy had an operating loss of approximately $417,000 for the year ended December 31, 2009, the loss can be carried forward to offset income through 2014.  The Company recorded deferred tax assets of $107,484 and $104,246 as of September 30, 2011 and December 31, 2010, respectively.  Based on the foregoing information, the Company believes that a valuation allowance is not deemed necessary for the deferred assets for the following reasons: (i) there will be sufficient operating income generated in future years based on the fact that the Company’s wholly owned subsidiary, Zhongde Energy, is expected to generate profits, and (ii) the current operating loss of Zhongde Energy can be carried forward through 2014 to offset future operating income under PRC tax regulations. An adjustment of approximately $8,000 to deferred income tax assets was not made to reflect a deferred income tax expense due to immateriality.

The Company has cumulative undistributed earnings of foreign subsidiaries of $25,710,787 and $16,910,509 as of September 30, 2011 and December 31, 2010, respectively, which is included in consolidated retained earnings and will continue to be indefinitely reinvested in international operations.  Accordingly, no provision has been made for U.S. deferred taxes related to future repatriation of these earnings, nor is it practicable to estimate the amount of income taxes that would have to be provided if we concluded that such earnings will be remitted in the future.

Value Added Tax

VAT on sales and VAT on purchases amounted to $5,859,250 and $2,929,076, respectively, for the three months ended September 30, 2011 and 2010, and $7,961,047 and $5,859,250, respectively, for the nine months ended September 30, 2011 and 2010. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent. Because the Company’s VAT taxes paid on purchases were greater than sales during the period, the Company has prepaid tax that can be used to offset future VAT due on sales.

NOTE 14 – CONCENTRATIONS

Net sales and gross profit percentages (“GP%”) for the nine months ended  September 30, 2011 and 2010 consist of:

	For the nine months ended		For the nine months ended
	September 30,		September 30,
	2011		2010
	Sales	GP%	Sales	GP%

Domestic Sales	$45,289,273	21%	$32,942,315	19.20%
International Sales	$10,079,632	21%	7,902,764	20.40%
Total Sales	$55,368,905	21%	$40,845,079	19.43%

CHINA CLEAN ENERGY INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Net sales and GP% for the three months ended September 30, 2011 and 2010 consist of:

	For the three months ended		For the three months ended
	September 30		September 30
	2011		2010
	Sales	GP%	Sales	GP%

Domestic Sales	$14,632,211	17%	$13,584,721	23.26%
International Sales	$2,504,972	19%	2,382,230	23.06%
Total Sales	$17,137,183	17%	$15,966,951	23.23%

The Company’s demand deposits are in accounts maintained with state owned banks within the PRC and an account in the U.S. Total cash deposited with banks within the PRC as of September 30, 2011 amounted to $22,306,776, which was not are covered by insurance. The Company has not experienced any losses in such accounts and believes it is not exposed to any risks on its cash in bank accounts.

There was one major customer that accounted for 27% of the total accounts receivable as of September 30, 2011.  There were five customers that accounted for 10% of net sales for the nine months ended September 30, 2011.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

The Labor Contract Law of the People’s Republic of China requires employers to assure the liability of severance payments if employees are terminated and have been working for the employers for at least two years prior to January 1, 2008. The employers will be liable for one month of severance pay for each year of service provided by the employees. As of September 30, 2011, the Company has estimated possible severance payments of approximately $168,000, which has not been reflected in its condensed consolidated financial statements because it is not more likely than not that this will be paid or incurred.

NOTE 16 – SUBSEQUENT EVENTS

On November 10, 2011, Zhongde Energy entered into a Limited Liability Company Acquisition  Agreement (“Agreement”) with the owner of Handan Guanxin Technology Co., Ltd. (“Guanxin Technology”) to acquire 100% of the equity interest in Guanxin Technology.  Guanxin Technology is a supplier of specialty chemical feedstock in Hebei Province, PRC.  The Company sought to acquire Guanxin Technology in order to mitigate the feedstock supply risk and have better control over the cost and quality of feedstock.  The consideration for the transaction included a cash payment of approximately $13.1 million (RMB 83 million).  As of the date of this report, the Company is still in the due diligence process of reviewing the books and records of Guanxin Technology.  If the books and records of Guanxin Technology do not agree with the information provided, the Company reserves the right to nullify the Agreement within seven days from the date of the Agreement.

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

On November 10, 2011, Zhongde Energy entered into a Limited Liability Company Acquisition  Agreement with the owner of Handan Guanxin Technology Co., Ltd. (“Guanxin Technology”) to acquire 100% of the equity interest in Guanxin Technology.  Guanxin Technology is a supplier of specialty chemical feedstock in Hebei Province, People’s Republic of China.  The Company sought to acquire Guanxin Technology in order to mitigate the feedstock supply risk and have better control over the cost and quality of feedstock.  The consideration for the transaction included a cash payment of approximately $13.1 million (RMB 83 million).  As of the date of this report, the Company is still in the due diligence process of reviewing the books and records of Guanxin Technology.  If the books and records of Guanxin Technology do not agree with the information provided, the Company reserves the right to nullify the agreement within seven days from the date of the agreement.

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010

Revenues. During the quarter ended September 30, 2011, we had net sales of $17,137,183 (6% from biodiesel sales and 94% from specialty chemicals sales), compared to net sales of $15,966,951 (14% from biodiesel sales and 86% from specialty chemicals sales) during the quarter ended September 30, 2010, an increase of approximately 7%. The increase in revenue was driven by increased average selling prices for our specialty chemicals products. We have shifted our focus to the specialty chemicals business, where we see strong demand and higher gross margin. For the quarter ended September 30, 2011, domestic sales and international sales were $14,632,211 and $2,504,972, respectively, compared to $13,584,721 and $2,382,230, respectively, for the quarter ended September 30, 2010, an increase of approximately 8% for the domestic sales and 5% for the international sales.  During the quarter ended September 30, 2011, we had sales volume of 8,815 tons from specialty chemicals and 1,170 tons from biodiesel, compared to sales volume of 8,935 tons from specialty chemicals and 3,213 tons from biodiesel during the quarter ended September 30, 2010.  We believe that the decrease in the sales volume of specialty chemicals and biodiesel was primarily due to our increased average selling price.  Because our feedstock material costs rose 27% for the quarter ended September 30, 2011, as compared to the quarter ended September 30, 2010, we increased our average selling prices.  However, we were only able to increase our average selling prices by 17% due to competitive pressures in the market place.  During the quarter ended September 30, 2011, the average selling price was approximately $1,773 per ton for specialty chemicals and approximately $897 per ton for biodiesel, compared to the quarter ended September 30, 2010, in which the average selling price was approximately $1,535 per ton for specialty chemicals and approximately $682 per ton for biodiesel. In addition to the effects of increased feedstock prices, the increase in average selling price for biodiesel was driven by an increase in the petroleum diesel wholesale price and the increase in average selling price for specialty chemicals was driven by increased demand and better product mix.

Gross Profit. The cost of goods sold, which consists of direct labor, feedstock, direct materials, overhead and product costs, and depreciation of production facilities, was $14,193,951 for the quarter ended September 30, 2011 compared to costs of goods sold of $12,258,337 for the quarter ended September 30, 2010. The increase in cost of goods sold was primarily driven by the additional revenue and an increase in raw material cost. For the quarter ended September 30, 2011, feedstock used for production of biodiesel and specialty chemicals averaged approximately $905 per ton and $1,447 per ton, respectively, compared to approximately $590 per ton and $1,153 for the quarter ended September 30, 2010, respectively. This increase in the cost of specialty chemicals and biodiesel feedstock was primarily due to inflation in the People’s Republic of China.

We had a gross profit of $2,943,232 for the quarter ended September 30, 2011, compared to a gross profit of $3,708,614 for the quarter ended September 30, 2010, representing a decrease of approximately 21%. This was primarily due to the increase in feedstock cost, which increased faster than our average selling prices, and also to our lower sales volume.  Gross margins for the quarters ended September 30, 2011 and 2010 were 17% and 23%, respectively. This decrease in gross margin was primarily driven by the increase in feedstock cost and also our lower sales volume. Gross margins of specialty chemicals decreased to 18% for the quarter ended September 30, 2011, compared to 25% for the quarter ended September 30, 2010, also due to higher feedstock cost and lower sales volume. Gross margins for biodiesel decreased to negative 1% for the quarter ended September 30, 2011, compared to 13% for the quarter ended September 30, 2010. This decrease in gross margin was primarily due to the increase in raw material cost, stagnant wholesale diesel pricing in the People’s Republic of China and lower sales volume.  We believe our gross margins will improve, however, now that we have acquired our own feedstock supplier and as China’s inflation improves.

Selling and Marketing. Selling and marketing expenses, which include advertising and promotion, freight charges, exporting expenses, wages and salaries, totaled $70,411 for the quarter ended September 30, 2011, as compared to $97,696 for the quarter ended September 30, 2010, a decrease of approximately 28%. This decrease was due to lower selling costs related to lower sales volume and domestic shipping fees and commissions.

General and Administrative. General and administrative expenses totaled $511,604 for the quarter ended September 30, 2011, as compared to $332,887 for the quarter ended September 30, 2010, an increase of approximately 54%. This increase was primarily attributable to additional expenses related to professional services and non-cash charges for employee stock-based compensation.

Net Income. We recorded net income of $1,562,234, or $0.05 per basic and diluted share, for the quarter ended September 30, 2011, which included non-cash income of $90,565 due to the change in fair value measurement of the warrants issued in connection with our 2008 private placement. We recorded net income of $1,844,507, or $0.06 per basic and diluted share, for the quarter ended September 30, 2010.  The decrease in net income was attributable mainly to the decrease in the gross margin of specialty chemicals and biodiesel.

We have reviewed our non-GAAP adjusted net earnings to help us measure the performance of our business.  The non-GAAP adjusted net earnings exclude both non-recurring items and non-cash charges related to our warrants liability and stock-based compensation. We believe that these non-GAAP adjusted financial measures are helpful to both management and investors because the non-GAAP measures provide a consistent basis to understand our financial performance as compared to historical periods without variation of non-recurring items and non-operating related charges. In addition, providing these measures to investors allows them to evaluate our performance using the same methodology and information that is used by management. Non-GAAP measures are subject to inherent limitations because they do not include all of the expenses included under GAAP and because they involve the exercise of judgment regarding which charges are excluded. However, we believe we compensate for these limitations by providing the relevant disclosure of the items excluded.

The following table provides the non-GAAP financial measures and a reconciliation of the non-GAAP measures to the GAAP net income (loss).

	Three months ended September 30,
	2011	2010

Net income	$1,562,234	$1,844,507
Add back:
Change in fair value of warrants liability	$(90,565)	$252,231
Stock-based compensation	$177,138	$106,315
Adjusted net income	$1,648,807	$2,203,053

Diluted earnings per share	$0.05	$0.06
Add back:
Change in fair value of warrant	$0.00	$0.01
Stock-based compensation	$0.00	$0.00
Adjusted earnings per share	$0.05	$0.07

The adjusted non-GAAP net income of $1,648,807 and the adjusted non-GAAP earnings per share of $0.05 per share for the quarter ended September 30, 2011 in the table above excludes a $90,565 non-cash income due to change in the fair value of warrants and a $177,138 stock-based compensation expense. Our adjusted non-GAAP net income for the quarter ended September 30, 2010 was $2,203,053, or 0.07 per share.

Nine months ended September 30, 2011 compared to the nine months ended September 30, 2010

Revenues. During the nine months ended September 30, 2011, we had net sales of $55,368,905 (10% from biodiesel sales and 90% from specialty chemicals sales), compared to net sales of $40,845,079 (21% from biodiesel sales and 79% from specialty chemicals sales) during the nine months ended September 30, 2010, an increase of approximately 36%. The increase in revenue was driven by sales volume and average selling prices for our specialty chemicals products. For the nine months ended September 30, 2011, domestic sales and international sales were $45,289,273 and $10,079,632, respectively, compared to $32,942,315 and $7,902,764, respectively, for the nine months ended September 30, 2010, an increase of approximately 37% for the domestic sales and 28% for the international sales. We expanded our sales to our existing customers and added new customers for our specialty chemical products for the nine months ended September 30, 2011.

Gross Profit. The cost of goods sold was $43,995,154 for the nine months ended September 30, 2011, compared to cost of goods sold of $32,910,770 for the nine months ended September 30, 2010. The increase in cost of goods sold was primarily driven by an increase in revenue.   For the nine months ended September 30, 2011, feedstock used for production of biodiesel averaged approximately $794 per ton, compared to approximately $607 for the nine months ended September 30, 2010.   For the nine months ended September 30, 2011, feedstock used for production of specialty chemicals averaged approximately $1,386 per ton, compared to approximately $1,130 for the nine months ended September 30, 2010.  This increase in the cost of specialty chemicals and biodiesel feedstock was primarily due to global economic recovery, which resulted in increased demand for feedstock material, and inflation in the People’s Republic of China.

We had a gross profit of $11,373,751 for the nine months ended September 30, 2011, compared to a gross profit of $7,934,309 for the nine months ended September 30, 2010, representing gross margins of 21% and 19%, respectively. This increase in gross margins was primarily due to the increased sales of specialty chemicals products.

Selling and Marketing. Selling and marketing expenses totaled $399,308 for the nine months ended September 30, 2011, compared to $269,177 for the nine months ended September 30, 2010, an increase of approximately 48%. This increase was primarily due to higher selling costs related to sales volume and domestic shipping fees and commissions.

General and Administrative. General and administrative and other operating expenses totaled $1,571,680 for the nine months ended September 30, 2011, compared to $1,207,336 for the nine months ended September 30, 2010, an increase of approximately 30%. This increase was primarily attributable to additional expenses related to professional services and non-cash charges for employee stock-based compensation.

Net Income. We recorded net income of $8,152,402, or $0.26 per basic and diluted share, for the nine months ended September 30, 2011, compared to net income of $4,144,269, or $0.13 per basic and diluted share, for the nine months ended September 30, 2010. This increase in net income was attributable mainly to the significant increase in revenue and gross profit and non-cash income of $1,752,034 due to the change in fair value measurement of the warrants issued in connection with our 2008 private placement.

Liquidity and Capital Resources

General.   As of September 30, 2011 and December 31, 2010, we had cash and cash equivalents of $23,609,392 and $13,648,437, respectively. The increase in cash and cash equivalents was primarily attributable to the $8,152,402 net income from operating activities, $7,090,462 of proceeds we received from bank loans, $1,205,135 of collections of accounts receivable,and $851,539 of additional accounts payable, offset by repayment on bank loans of $5,517,268, payments of $1,502,879 on bankers acceptances and advances of $434,289 for inventory purchases during the nine months ended September 30, 2011.

Net cash provided by operating activities totaled $9,043,270 for the nine months ended September 30, 2011, compared to net cash provided by operating activities of $2,333,148 for the nine months ended September 30, 2010. This increase was primarily due to $8,152,402 from net income, $1,205,135 collections from accounts receivable and $851,539 of additional accounts payable for the nine months ended September 30, 2011. Advances for inventory purchases totaled $434,289 and payments for inventory totaled $67,065 for the nine months ended September 30, 2011, compared to advances for inventory purchases of $711,015 and payments for inventory totaled $4,124,833 for the nine months ended September 30, 2010. This decrease was primarily due to the sufficiency of our inventory during the nine months ended September 30, 2011. In addition, collections of accounts receivable totaled $1,205,135 for the nine months ended September 30, 2011, compared to a decrease in accounts receivable collection of $1,453,337 for the nine months ended September 30, 2010. This increase was primarily due to prompt payments by customers.

Net cash used in investing activities totaled $38,024 for the nine months ended September 30, 2011, primarily a result of the purchase of additional equipment for the Jiangyin plant, compared to net cash used in investing activities of $246,210 for the nine months ended September 30, 2010, which was primarily related to the construction expense for our Jiangyin plant.

Net cash provided by financing activities totaled $473,553 for the nine months ended September 30, 2011 and was due to net proceeds from our bank loan of $7,090,462 for working capital uses and net proceeds from the release of restricted cash of $450,864, partially offset by $5,517,268 payment on bank loans and $1,502,879 payment on bankers acceptances.  Net cash provided by financing activities totaled $3,128,703 for the nine months ended September 30, 2010, primarily due to net proceeds from our bank loan of $4,339,354, partially offset by $2,334,200 payments on bank loans. The decrease was primarily due to an adequate amount of working capital for the nine months ended September 30, 2011.

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

Loan Agreements.  In February 2010, we secured bank financing from Fujian Haixia Bank, formerly Fuzhou City Commercial Bank.  Pursuant to the loan agreement, Zhongde Energy borrowed RMB 33 million, or approximately $4.8 million, at an annual interest rate of 5.94% (the “Base Rate”). The proceeds from the loan are required to be used for working capital. Zhongde Energy must repay RMB 28 million, or approximately $4.37 million, by January 5, 2012. The loan is secured by, among other things, the real property of Zhongde Energy and the bank accounts and real property of Fujian Zhongde. Mr. Tai-Ming Ou, our chief executive officer, has personally guaranteed Zhongde Energy’s obligation under the loan agreement. Zhongde Energy will be subject to a penalty interest rate that is 30% greater than the Base Rate in the event it does not timely repay the loan and 80% greater than the Base Rate in the event that it does not use the proceeds from the loan as specified in the loan agreement. There are no additional financial covenants pursuant to the loan agreement.

On January 7, 2011, we entered into a trade financing agreement with China Construction Bank.  Pursuant to the financing agreement, Zhongde Energy can borrow up to RMB 33.4 million, or approximately $5.22 million, with annual interest at the bank’s aggregate adjustable rate.  The financing agreement provides for letters of credit, bankers acceptance and other trade-related guarantees and advances, each of which may not exceed RMB 28 million, and a “packing loan” covering borrowings arising from the foregoing, which may not exceed RMB 15 million.  No guarantee or collateral is required under the financing agreement.  The financing agreement also does not provide for an increase in interest or payment acceleration upon an event of default, but such penalties could be assessed.   There are no financial covenants pursuant to the financing agreement.  As of September 30, 2011, we had borrowed $7.09 million with annual interest at the bank’s adjustable rate payable through January 2012.

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

Obligations under Material Contracts.  We had no material commitments as of September 30, 2011 other than the loan agreements described above.

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

Item 4.  Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

As of September 30, 2011, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.  We believe we have remediated the material weakness in our disclosure controls and procedures described in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 9, 2011, by hiring a consulting firm with expertise in United States GAAP to review our financial statements for the quarter ended September 30, 2011 and going forward.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to the remediation of the material weakness in our disclosure controls and procedures.

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

CHINA CLEAN ENERGY INC.

Date: November 14, 2011	/s/ Tai-ming Ou
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

10.1*	Limited Liability Company Acquisition Agreement, dated as of November 10, 2011, by and between Handan Guanxin Technology Co., Ltd. and Fujian Zhongde Energy Co., Ltd.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101**
The following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language), (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Income and Comprehensive Income, (iii) Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________
*	Filed herewith.
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